Form 10QSB
period 1999-03-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 1999-05-11
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                  FORM 10-QSB


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-52721


                      MICRO INTERCONNECT TECHNOLOGY, INC.
          (Name of Small Business Issuer as specified in its charter)








                70 Horizon Drive, Bedford, New Hampshire 03110
                   (Address of principal executive offices)


                                 603-666-0206
               (Registrants telephone no., including area code)


                                   No Change
  (Former name, former address, and former fiscal year, if changed since last report.)


  Securities registered pursuant to Section 12(b) of the Exchange Act:  None

  Securities registered pursuant to Section 12(g) of the Exchange Act:  None


Check  whether the Issuer (1) has filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No


Common Stock outstanding at March 31, 1999 - 1,000,000 shares of $.001 par value Common Stock.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                        [ A Development Stage Company ]

                                     INDEX

PART I  Financial Information

 Item 1 Condensed Balance Sheets -
         March 31, 1999 and December 31, 1998           2

        Condensed Statements of Operations -
         three months ended March 31, 1999 and
         from inception on February 11, 1998 through
         March 31, 1998 and 1999                        3


        Condensed Statements of Cash Flows -
         three months ended March 31, 1999 and
         from inception on February 11, 1998 through
         March 31, 1998 and 1999                        4

        Notes to Condensed Financial Statements         5

 Item 2 Management's Plan of Operations                 9

PART II Other Information

 Item 1 Legal Proceedings                              11

 Item 2 Changes in Securities                          11

 Item 3 Defaults upon Senior Securities                11

 Item 4 Submission of Matters to a vote of
        Security Holders                               11

 Item 5 Other Information                              11

 Item 6 Exhibits and Reports on Form 8-K               11

        Signature page                                 12

PART 1  FINANCIAL INFORMATION
 Item 1  Financial Statements

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                     March 31,   December 31,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                        $   5,296    $   6,200
                                    ___________  ___________
        Total Current Assets              5,296        6,200
                                    ___________  ___________
OTHER ASSETS:
  Organizational costs, net                 355          405
  Deferred stock offering costs           5,502        5,037
                                    ___________  ___________

        Total Other Assets                5,857        5,442
                                    ___________  ___________

                                      $  11,153    $  11,642
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        3,297        2,312
  Accounts payable - related party          486          486
                                    ___________  ___________

        Total Current Liabilities         3,783        2,798
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding                            1,000        1,000
  Capital in excess of par value          9,000        9,000
  Deficit accumulated during the
   development stage                     (2,630)      (1,156)
                                    ___________  ___________
        Total Stockholders' Equity        7,370        8,844
                                    ___________  ___________
                                      $  11,153    $  11,642
                                    ___________  ___________

NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

  The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                             From Inception on
                             For the Three   February 11, 1998
                              Months Ended   Through March 31,
                               March 31,    _____________________
                                  1999         1998       1999
                              __________    _________   _________
REVENUE                         $     -      $     -     $     -
                              __________    _________   _________

EXPENSES
  General and administrative      1,520           28       2,788
                              __________    _________   _________

INCOME (LOSS) FROM OPERATIONS    (1,520)         (28)     (2,788)

OTHER INCOME
  Interest                           46            -         158
                              __________    _________   _________

LOSS BEFORE INCOME TAXES         (1,474)           -      (2,630)

CURRENT TAX EXPENSE                   -            -           -

DEFERRED TAX EXPENSE                  -            -           -
                              __________    _________   _________
NET LOSS                        $(1,474)     $   (28)    $(2,630)
                              __________    _________   _________
LOSS PER COMMON SHARE           $  (.00)     $  (.00)    $  (.00)
                              __________    _________   _________














  The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.

                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                 From Inception on
                                 For the Three   February 11, 1998
                                  Months Ended   Through March 31,
                                   March 31,    _________ _________
                                      1999         1998     1999
                                 _____________  _________ _________
Cash Flows from Operating
 Activities:
  Net loss                         $ (1,474)     $   (28)  $(2,630)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Amortization expense                 50           16       131
    Changes in assets and
     liabilities:
      Increase in accounts
       payable                          985            -     2,160
                                 _____________  _________ _________
        Net Cash Provided
        (Used) by Operating
        Activities                     (439)         (12)     (339)
                                 _____________  _________ _________
Cash Flows from Investing
 Activities:
  Payments for organization
  costs                                   -            -         -
                                 _____________  _________ _________
        Net Cash Provided
         (Used) by Investing
         Activities                       -            -         -
                                 _____________  _________ _________
Cash Flows from Financing
 Activities:
  Proceeds from common stock
   issuance                               -       10,000    10,000
  Payment of stock offering
   costs                               (465)           -    (4,365)
                                 _____________  _________ _________
        Net Cash Provided
        (Used) by Financing
         Activities                    (465)      10,000     5,635
                                 _____________  _________ _________
Net Increase (Decrease) in Cash        (904)       9,988     5,296

Cash at Beginning of Period           6,200            -         -
                                 _____________  _________ _________
Cash at End of Period              $  5,296      $ 9,988   $ 5,296
                                 _____________  _________ _________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                       $      -      $     -   $     -
    Income taxes                   $      -      $     -   $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended March 31, 1999
     None

  For the Period Ended March 31, 1998
     The Company accrued $486 for organization costs which where paid by a related party.





  The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on February 11, 1998. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of developing proprietary technology to make electronic devices that link electronic components together smaller and to operate at higher speeds.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended March 31, 1999 is not necessarily indicative of the operating results for the full year.

  Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Standard No. 128, "Earnings Per Share". [See Note 6]

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting   Estimates  -  The  preparation  of  financial   statements   in
  conformity   with   generally   accepted  accounting   principles   requires
  management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - CAPITAL STOCK

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At present, no awards have been granted under the plan.

  Common Stock - During February, 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.01 per share).

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 1999.


NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 1999, the Company has available unused operating loss carryforwards of approximately $2,600, which may be applied against future taxable income and which expire in 2013 through 2014.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $900 and $400 as of March 31, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $500 for the three months ended March 31, 1999.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors.

  Office  Space  -  The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Payable to Related Party - An officer/shareholder of the Company paid organization costs of $486 on behalf of the Company.

  License Agreement - The Company entered into an exclusive licensing agreement with the officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999.


NOTE 5 - DEVELOPMENT STAGE COMPANY

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.


NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended March 31, 1999 and 1998:


                                                        From Inception
                                          For the           Through
                                       Three Months        March 31,
                                           Ended     ____________________
                                          March 31,
                                            1999       1998       1999
                                        __________   _________  _________
    Loss from continuing operations
    available to common shareholders
    (numerator)                            $(1,474)     $  (28)  $ (2,630)
                                        __________   _________  _________
    Weighted average number of common
    shares outstanding used in loss per
    share for the period (denominator)   1,000,000   1,000,000  1,000,000
                                        __________   _________  _________

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS


NOTE 7 - SUBSEQUENT EVENTS

  Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 150,000 units consisting of a total of 150,000 shares of common stock and 300,000 redeemable common stock purchase warrants. Each warrant allows the holder to purchase one share of common stock for $2.50. The warrants are subject to adjustment in certain events and are exercisable for a period of one year from the date of the offering. The Company may redeem the warrants at a price of $.01 per warrant, at any time beginning six months after the date of the offering upon not less than 30 days prior written notice, if the closing bid price of the Company's common stock on the Nasdaq Bulletin Board is at least $3.00 per share for twenty consecutive trading days, ending not earlier than five days before the warrants are called for redemption. The Company plans to file a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. An offering price of $2 per unit has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The units will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the
  Company in connection with the offering. The Company has incurred stock offering costs of approximately $5,500 as of March 31, 1999, but any such costs will be deferred and netted against the proceeds of the proposed public stock offering. As of March 31, 1999 the Company had sold approximately 38,000 units of the offering. The Company is holding $77,100 as of March 31, 1999 in its escrow account from the sale of units pending the completion of the offering.

PART I  FINANCIAL INFORMATION
 Item 2  Management's Plan of Operation.

     Micro Interconnect Technology( the "Company") was incorporated under the laws of the State of Nevada on February 11, 1998. The Company has not commenced planned principal business operations and is considered a development stage company. The Company has no significant assets, no active business operations nor any results therefrom. To date, activities have been limited to organizational matters, research and due diligence for the corporate business plan and the preparation and filing of the registration statement. The purpose of the Company's formation is to initially engage in the business of trying to reduce, to industrial production, the proprietary technology contained in one of four patents exclusively licensed to the Company. If successful the Company will use this proprietary technology initially to develop and manufacture an imaging workstation that can be used to help make high density electronic component interconnections that are utilized in the growing trend to make electronics run at higher speeds, be smaller and lighter, less expensive and more reliable.

      The Company has allocated the use of approximately $228,620 (94% of the net proceeds of this Offering) for research and development (salaries, parts and supplies) of this imaging workstation and the remaining $14,600(6% of the net proceeds of this Offering) for office, sales and travel expenses. The majority of the cost in developing the imaging workstation will be in the form of labor to reduce, to industrial production, the basic concepts of the proprietary technology contained in the Company's exclusively licensed patents. Management recognizes that this will be the most difficult and hazardous aspect involved in the production of the imaging workstation. Management expects a development period of at least 12 months, barring any unexpected delays or challenges, before a marketable imaging workstation could be produced.

      The Company will both sell and lease its products. Consideration will be given for the imaging workstation initially be set up as a service center to provide imaged circuit substrates for a cluster of customers such as Printed Circuit Board ("PCB") or Multi-Chip Module("MCM") manufacturers. The domestic markets will be pursued until appropriate opportunities for foreign sales arise.

      If the Company is unsuccessful in developing and profitably marketing an imaging workstation, it will, more than likely, be unable to continue operations. The Company, if able to generate sufficient revenues from the future sales of a developed imaging workstation or to obtain some other suitable form of financing, will begin developing, one at a time, using the Company's other licensed proprietary technology patents, a drilling workstation, electroplating work station and chemical processing workstation. These workstations, if successfully developed, would also be marketed and sold by the Company. If the Company can successfully develop and profitably produce these four workstations it would then try to incorporate them together to create a complete flexible manufacturing cell (factory) for producing high density electronic interconnects, which the Company itself would sell to the manufacturers and suppliers of electronic components and devices. The Company estimates that there exists at least a 3-12 month development period for each of these other workstations and expects that it could take up to three years before possibly reaching the phase for trying to develop and produce a flexible manufacturing cell (factory). There are no guarantees that the Company will be able successfully to fund, develop, manufacture and profitably market these additional workstations or create the flexible manufacturing cell (factory) for producing high density electronic interconnects. The risk of failure is high, because the Company may find it more difficult than anticipated to reduce the basic concepts of the patents to industrial production. And since the technology covered by these patents does not cover all the phases of the process of making high density electronic interconnects, there is a high probability that the Company may not be able to develop and manufacture any of these workstations. There can be no guarantees that the market will give financial support to these products when and if they are developed and manufactured.

     Upon successful completion of this Offering, the Company expects to spend the following 12 months trying to develop an imaging workstation that can produce insitu masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. First, the Company must complete the design of the imaging workstation's overall system. The research and development activities of the project primarily consist of labor to reduce to, industrial production, the concepts of the patents. Next would be the development of the exposing system where the electro-mechanical and optical concepts would need to be finalized, a prototype produced and debugged. The run-time and other software must be designed and coded and debugged. There can be no guarantees that the Company will be able to successfully complete any of these steps within the 12 month period following funding. If the Company is not able to develop the imaging workstation on a timely basis because of design set backs, non-delivery of parts, uncompleted testing, software failures, lack of funding or other risks inherent with the development of new technological products, or if the imaging workstation does not achieve market acceptance, the Company's business, operation results and financial condition will be materially adversely affected.

The Company is presently using its directors as part-time consultants. These directors will not receive any compensation other than their out-of-pocket expenses incurred when consulting with the Company. There is not any agreement or understanding, other than those described above, to use the services of any outside consultants for such purposes.

      The Company presently has no office facilities but will use the home office of N. Edward Berg, its president, on a rent-free basis until the completion of this Offering, at which time the Company will enter into an agreement for leasing approximately 1200 square feet of executive and manufacturing space. The manufacturing space will have computers and software support systems and manufacturing type tools needed for fabrication support.

     Inasmuch as there is no assurance that the Offering will be successful or that the Company will receive any net proceeds therefrom, the Company has not presently entered into any contracts or commitments for leasing of offices, factory space, purchasing of materials and equipment and delivery of products and services to customers. Therefore, there is no assurance the Company will be able, with the proceeds of this Offering, to lease sufficient office space and factory space, acquire materials and equipment, develop a potential customer base to commence operations. There is also no assurance that the Company will be successful in its effort to develop or produce the workstations, electronic interconnects or any other equipment that will enable the Company to generate enough business to operate profitably.

      The Company has reviewed the Year 2000 issue, where, if not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Management feels that there are presently no anticipated potential costs or uncertainties related to any of the Company's developing products surrounding its software and hardware. No software programs presently anticipated by the Company will be written with code that would cause a Year 2000 stoppage on time critical operations. The only uncertainties, of which the Company cannot give any assurance that could or could not develop, would be if the Company's suppliers and the future purchasers of the Company's imaging workstation would be unable to resolve any Year 2000 issues that could aversely affect their operations. If this was to be the case, it could cause delays in the development, production and sales of the imaging workstation, which would have a material adverse effect on the continued development and growth of the business.

      Based upon the anticipated proceeds of the Offering, management believes that the proceeds of this Offering will be adequate to meet its working capital requirements for the next 12 months following the Offering. Thereafter the Company anticipates that, it could need additional financing to meet its current plan for the development of additional workstations and a flexible manufacturing cell. The Company presently anticipates that future sales of the imaging workstation, if successfully developed, will provide the needed financial resources. No assurance can be given of the Company's ability to obtain sufficient revenues from the sales of its imaging workstation or obtain outside financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current plan for the development of additional workstations and a flexible manufacturing cell could be materially adversely affected.

     At March 31, 1999 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources.


PART II   OTHER INFORMATION

 Item 1   Legal Proceedings

          None

 Item 2   Changes in Securities

          None

 Item 3   Defaults on Senior Securities

          None

 Item 4   Submission of Matters to a Vote of Security Holders

          None

 Item 5   Other Information

          None

 Item 6   Exhibits and Reports on Form 8-K

          a)   Exhibits

               None

          b)   Reports on Form 8-K

               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO INTERCONNECT TECHNOLOGY, INC.

/s/ N. Edward Berg                                   May 6, 1999
_________________________                            _____________
N. Edward Berg, President                                 Date