Form 10QSB
period 1999-06-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 1999-08-06
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                               FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended June 30, 1999

                                  OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 333-52721


                  MICRO INTERCONNECT TECHNOLOGY, INC.
       (Name of Small Business Issuer as specified in its charter)

                    Nevada                         72-0497440
       (State of other jurisdiction of		(I.R.S. employer
        Incorporation or organization)		identification No.)


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

Yes    X       No


Common Stock outstanding at June 30, 1999 1,150,000 shares of $.001 par value Common Stock.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                     [ A Development Stage Company ]

INDEX

PART I	Financial Information

	Item I  Unaudited Condensed Balance Sheets,
	         June 30, 1999 and December 31, 1998               2

	        Unaudited Condensed Statements of Operations,
		   for the three months ended June 30,1999 and
               1998, for the six months ended June 30,1999
               and from inception on February 11, 1998
               through June 30, 1998 and 1999                    3

	        Unaudited Condensed Statements of Cash Flows,
		  for the six months ended June 30, 1999 and
		  from inception on February 11, 1998 through
		  June 30, 1998 and 1999                             4

	        Notes to Unaudited Condensed Financial Statements  5

	Item 2  Management's Plan of Operations                   10

PART II	Other Information

	Item 1	Legal Proceedings	                            14

	Item 2	Changes in Securities                         14

	Item 3	Defaults upon Senior Securities               14

	Item 4	Submission of Matters to a vote of
                    Security Holders                            14

	Item 5	Other Information	                            14

	Item 6	Exhibits and Reports on Form 8-K              14

		Signature page                                      14

PART I FINANCIAL INFORMATION

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                      June 30,   December 31,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $  268,290   $    6,200
  Accounts receivable                     1,258            -
                                    ___________  ___________
        Total Current Assets            269,548        6,200
                                    ___________  ___________

PROPERTY, PLANT AND EQUIPMENT, net        3,259            -
                                    ___________  ___________
OTHER ASSETS:
  Organizational costs, net                 356          405
  Deferred stock offering costs               -        5,037
  Refundable asset                          800            -
                                    ___________  ___________
        Total Other Assets                1,156        5,442
                                    ___________  ___________
                                     $  273,963   $   11,642
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $        -   $    2,312
  Accounts payable - related party           13          486
  Accrued payroll and payroll taxes       6,142            -
                                    ___________  ___________
        Total Current Liabilities         6,155        2,798
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,150,000 and 1,000,000 shares
   issued and outstanding,
   respectively                           1,150        1,000
  Capital in excess of par value        278,664        9,000
  Deficit accumulated during the
    development stage                   (12,006)      (1,156)
                                    ___________  ___________
        Total Stockholders' Equity      267,808        8,844
                                    ___________  ___________
                                     $  273,963   $   11,642
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

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three                   From Inception on
                         Months Ended     For the Six   February 11, 1998
                           June 30,       Months Ended   Through June 30,
                     ___________________    June 30,   ___________________
                        1999      1998        1999       1998       1999
                     _________ _________  ___________  _________ _________
REVENUE, net         $  1,258  $      -   $    1,258   $      -  $  1,258
                     _________ _________  ___________  _________ _________

EXPENSES:
  General and
   administrative      12,949     1,199       14,457      1,216    15,725
                     _________ _________  ___________  _________ _________

LOSS FROM
  OPERATIONS          (11,691)   (1,199)     (13,199)    (1,216)  (14,467)

OTHER INCOME
  (EXPENSE):
  Interest income       2,342         -        2,388          -     2,500
  Interest expense        (39)        -          (39)         -       (39)
                     _________ _________  ___________  _________ _________
                        2,303         -        2,349          -     2,461

LOSS BEFORE
  INCOME TAXES         (9,388)   (1,199)     (10,850)    (1,216)  (12,006)

CURRENT TAX
  EXPENSE                   -         -            -          -         -

DEFERRED TAX
  EXPENSE                   -         -            -          -         -
                     _________ _________  ___________  _________ _________
NET LOSS             $ (9,388) $ (1,199)  $  (10,850)   $(1,216) $(12,006)
                     _________ _________  ___________  _________ _________
LOSS PER COMMON
  SHARE              $   (.01) $   (.00)  $     (.01)   $  (.00) $   (.01)
                     _________ _________  ___________  _________ _________







  The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                         From Inception on
                                        For the Six      February 11, 1998
                                        Months Ended      Through June 30,
                                          June 30,     _____________________
                                            1999           1998      1999
                                       ______________  __________ __________
Cash Flows Provided by Operating
 Activities:
  Net loss                                 $(10,850)    $ (1,216)  $(12,006)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization expense                         49           29        130
    Depreciation expense                         30            -         30
    Changes in assets and liabilities:
      (Increase) in accounts receivable      (1,258)           -     (1,258)
      Increase (decrease) in accounts
       payable                               (2,312)       1,175          -
      Increase (decrease) in accounts
       payable - related party                 (473)         486         13
      Increase in accrued payroll and
       payroll taxes                          6,142            -      6,142
                                       ______________  __________ __________
        Net Cash Provided (Used) by
          Operating Activities               (8,672)         474     (6,949)
                                       ______________  __________ __________
Cash Flows Provided by Investing
 Activities:
  Payments for organization costs                 -         (486)      (486)
  Payments for property, plant and
   equipment                                 (3,289)           -     (3,289)
  Payments for refundable asset                (800)           -       (800)
                                       ______________  __________ __________
        Net Cash (Used) by Investing
          Activities                         (4,089)        (486)    (4,575)
                                       ______________  __________ __________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock issuance       300,000       10,000    310,000
  Payment of stock offering costs           (25,149)           -    (30,186)
                                       ______________  __________ __________
        Net Cash Provided by Financing
          Activities                        274,851       10,000    279,814
                                       ______________  __________ __________
Net Increase in Cash                        262,090        9,988    268,290

Cash at Beginning of Period                   6,200            -          -
                                       ______________  __________ __________
Cash at End of Period                      $268,290     $  9,988   $268,290
                                       ______________  __________ __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                               $      -     $      -   $      -
    Income taxes                           $      -     $      -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Period Ended June 30, 1999
     None

  For the Period Ended June 30, 1998
     The Company accrued $486 for organization costs which where paid by a related party.


  The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. (the Company) was organized under the laws of the State of Nevada on February 11, 1998. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of developing proprietary technology to make electronic devices that link electronic components together smaller and to operate at higher speeds.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line method over the estimated useful lives of the assets.

  Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method. Amortization expenses for the six months ended June 30, 1999 totaled $49.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consisted of the following at June 30, 1999:

           Office equipment               $3,289

           Less accumulated depreciation     (30)
                                         ________
                                          $3,259
                                         ________

  During the period ended June 30, 1999 depreciation expense amounted to $30.

NOTE 3 - CAPITAL STOCK

  Stock Options - On June 15, 1999, the Company granted 30,000 stock options under the 1998 Stock Option Plan (the Plan). The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The market value of the Company's common stock was the same as the exercise price of the options on the date of grant, accordingly, no compensation cost has been recognized for the stock options.

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At June 30, 1999, total options available to be granted under the plan amounted to 970,000.

  A summary of the status of the options granted under the Company's stock option plan at June 30, 1999 is presented below:

                                                     June 30, 1999
                                              ___________________________
                                                         Weighted Average
                                                Shares    Exercise Price
                                              _________  ________________
          Outstanding at beginning of period        -      $        -
          Granted                              30,000      $     2.00
          Exercised                                 -      $        -
          Forfeited                                 -      $        -
          Expired                                   -      $        -
                                              _________  ________________
          Outstanding at end of Period         30,000      $     2.00
                                              _________  ________________
          Weighted average fair value of
           options granted during the year     30,000      $     2.00
                                              _________  ________________

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

  A summary of the status of the options outstanding under the Company's stock option plan at June 30, 1999 is presented below:

              Options Outstanding                  Options Exercisable
  _______________________________________   ________________________________
   Average   Weighted-
  Range of   Remaining                       Average
  Exercise    Number     Weighted-Average   Exercise    Number     Exercise
   Prices   Outstanding  Contractual Life     Price   Exercisable    Price
  ________ ____________ _________________   ________ _____________ _________
   $2.00      30,000          7.0 years       $2.00           -      $2.00
  ________ ____________ _________________   ________ _____________ _________


  Common Stock - During February, 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.01 per share).

  During May 1998 the Company made a public stock offering and issued 150,000 units of its previously authorized, but unissued common stock. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant allows the holder to purchase one share of common stock for $2.50; the warrants are subject to adjustment in certain events and are exercisable for a period of one year from the date of the offering. The Company may redeem the warrants at a price of $.01 per warrant, at any time beginning six months after the date of the offering upon not less than 30 days prior written notice, if the closing bid price of the Company's common stock on the Nasdaq Bulletin Board is at least $3.00 per share for twenty consecutive trading days, ending not earlier than five days before the warrants are called for redemption. Gross proceeds from the sale of stock amounted to $300,000 (or $2 per share). Stock offering costs of $30,186 were offset against the proceeds of the offering in capital in excess of par value.

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - As of May 31, 1999, the Company had  not  paid  any
  compensation  to  its  officers and directors.   Starting  June  1,  1999  the
  president is being compensated by the Company.

  Payable to Related Party - During the six months ended June 30, 1999, the Company reimbursed an officer/shareholder $486 for organization costs advanced by him in the previous fiscal year.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - The Company entered into an exclusive licensing agreement with the officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. As of June 30, 1999, royalties payable to the officer/shareholder totaled $13.

  Rent Agreement - Beginning June 1, 1999, the Company entered into a one year lease for office space with a related party. Monthly rent is $800 [See Note 7].

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1999, the Company has available unused operating loss carryforwards of approximately $12,000, which may be applied against future taxable income and which expire in 2018 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,000 and $400 as of June 30, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $3,600 for the six months ended June 30, 1999.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended June 30, 1999 and 1998:


                              For the Three                  From Inception on
                              Months Ended     For the Six   February 11, 1998
                                June 30,       Months Ended   Through June 30,
                          ___________________    June 30,   ___________________
                            1999      1998        1999       1998       1999
                          _________ _________  ___________  _________ _________

   Loss from continuing
   operations available
   to common shareholders
   (numerator)            $ (9,388) $ (1,199)  $  (10,850)  $ (1,216) $(12,006)
                          _________ _________  ___________  _________ _________
   Weighted average number
   of common shares
   outstanding used in
   loss per share for the
   period (denominator)   1,098,901 1,000,000   1,049,724   1,000,000 1,017,857
                          _________ _________  ___________  _________ _________

NOTE 7 - OPERATNG LEASE

  Beginning June 1, 1999, the Company entered into a one year lease for office space with a related party. Monthly rent is $800. Rent expense for the period ended June 30, 1999 totaled $800. A security deposit of $800 was also paid during the period ended June 30, 1999.

ITEM 2 Management's Plan of Operation.

	Micro Interconnect Technology (the "Company") was incorporated under the laws of the State of Nevada on February 11, 1998. The Company has now commenced planned principal business operations and is considered a development stage company. The Company has now begun active product development operations. To date, activities have been organizational matters, beginning research on an imaging workstation and further work on the corporate business plan. The purpose of the Company's formation is to, initially, engage in the business of trying to reduce, to industrial production, the proprietary technology contained in one of four issued patents and two, recently filed, patent applications exclusively licensed to the Company. If successful, the Company will use this proprietary technology initially to develop and manufacture an imaging workstation that can be used to make high-density electronic component interconnections that are utilized in the growing trend to make electronics run at higher speeds, be smaller and lighter, less expensive and more reliable.

	The Company has allocated the use of approximately $228,620 (94% of the net proceeds of this Offering) for research and development (salaries, parts and supplies) of this imaging workstation and the remaining $14,600(6% of the net proceeds of this Offering) for office, sales and travel expenses. The majority of the cost in developing the imaging workstation will be in the form of labor to reduce, to industrial production, the basic concepts of the proprietary technology contained in the Company's exclusively licensed patents and patent applications. Management recognizes that this will be the most difficult and hazardous aspect involved in the production of the imaging workstation. Management expects a development period of at least 12 months, barring any unexpected delays or challenges, before a fully functional imaging workstation could be produced.

	The Company will utilize and sell and lease its products. Consideration will be given for the imaging workstation initially be set up as a nucleus to image circuit substrates and develop the production capability of producing Printed Circuit Boards ("PCBs") utilizing industry known processes for the non image critical parts of the manufacturing operation. Once that ability is perfected the imaging workstation will be refined to provide imaged substrates for Multi-Chip Module ("MCM") manufacturing.

	The domestic markets will be pursued until appropriate opportunities for foreign sales arise.

	If the Company is unsuccessful in developing and profitably marketing or utilizing the imaging workstation, it will, more than likely, be unable to continue operations. The Company, if able to generate sufficient revenues from the future sales of a developed imaging workstation or in utilizing the imaging workstation in the manufacturing of electronic interconnects
(PCBs) or to obtain some other suitable form of financing, will begin developing, one at a time, using the Company's other licensed proprietary technology patents, a electroplating work station a drilling workstation and a chemical processing workstation. These workstations, if successfully developed, would also be marketed and sold by the Company. If the Company can successfully develop and profitably produce these four workstations it would then try to incorporate them together to create a total (complete) flexible manufacturing cell (factory) for producing high density electronic interconnects, which the Company itself would sell to the manufacturers and suppliers of electronic components and devices. The Company estimates that there exists at least a 3-12 month development period for each of these other workstations and expects that it could take up to three years before possibly reaching the phase for trying to develop and produce a flexible manufacturing cell (factory).
There are no guarantees that the Company will be able successfully to fund, develop, manufacture and profitably market these additional workstations or create the flexible manufacturing cell (factory) for producing higher density electronic interconnects. The risk of failure is high, because the Company may find it more difficult than anticipated to reduce the basic concepts of the patents to industrial production. And since the technology covered by these patents does not cover all the phases of the process of making high density electronic interconnects, there is a high probability that the Company may not be able to develop and manufacture any of these workstations. There can be no guarantees that the market will give financial support to these products when and if they are developed and manufactured.

	Because of the successful completion of this Initial Public Offering, the Company expects to spend the following 12 months trying to develop an imaging workstation that can produce insitu masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. First, the Company must complete the design of the imaging workstation's overall system. The research and development activities of the project primarily consist of labor to reduce to, industrial production, the concepts of the patents. Next would be the development of the exposing system where the electro-mechanical and optical concepts would need to be finalized, a prototype produced and debugged. The run-time and other software must be designed and coded and debugged. There can be no guarantees that the Company will be able to successfully complete any of these steps within the 12-month period. If the Company is not able to develop the imaging workstation on a timely basis because of design set backs, non-delivery of parts, uncompleted testing, software failures, lack of funding or other risks inherent with the development of new technological products, or if the imaging workstation does not achieve market acceptance, the Company's business, operation results and financial condition will be materially adversely affected.

The Company is presently using its directors as part-time consultants. It is contemplated that the Company's directors will not receive any compensation other than stock options and their out-of-pocket expenses incurred when consulting with the Company. An outside consultant whose background is PCB (Printed Circuit Board) production has been engaged for compensation of $20.00 per hour when needed. This consultant will also provide outside services of PCB production when needed.

	The Company presently has leased office facilities owned by the wife of N. Edward Berg, its president. The Company has entered into an agreement for leasing approximately 1200 square feet of executive and manufacturing space. The manufacturing space has two computers and software support systems, furniture, and manufacturing type tools needed for fabrication support.
The Company has entered into employment agreements with N.
Edward Berg to serve as president and William Freeman to serve as engineering manager. Both Berg and Freeman will each receive salaries of $50,000 per annum. Mr. Freeman has been granted a stock option for 30,000 shares of common stock exercisable over a seven-year period.

Inasmuch as there is no assurance that with the proceeds of the completed Public Offering the Company will be able to acquire all the materials and equipment, develop a potential customer base, to commence operations. There is also no assurance that the Company will be successful in its effort to develop or produce the workstations, electronic interconnects or any other equipment that will enable the Company to generate enough business to operate profitably.

	The Company has reviewed the Year 2000 issue, where, if not corrected, many computer applications could fail or create erroneous results before or at the Year 2000. Management feels that there are presently no anticipated potential costs or uncertainties related to any of the Company's developing products surrounding its software and hardware. No software programs presently anticipated by the Company will be written with code that would cause a Year 2000 stoppage on time critical operations. The only uncertainties, of which the Company cannot give any assurance that could or could not develop, would be if the Company's suppliers and the future purchasers of the Company's imaging workstation would be unable to resolve any Year 2000 issues that could aversely affect their operations.
If this was to be the case, it could cause delays in the development, production and sales of the imaging workstation, which would have a material adverse effect on the continued development and growth of the business.

	Management believes that the proceeds of this Offering might be adequate to meet its working capital requirements for the next 12 months. Thereafter the Company anticipates that, it would need additional financing to meet its current plan for the development of additional workstations and a flexible manufacturing cell. The Company presently anticipates that future sales of the imaging workstation, if successfully developed, and interconnects produced by utilizing the imaging workstation and the prevalent industry methods, will provide the needed financial resources. No assurance can be given of the Company's ability to obtain sufficient revenues from the sales of its imaging workstation and associated products or obtain outside financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current plan for the development of additional workstations and a flexible manufacturing cell could be materially adversely affected.

	At June 30, 1999 the Company's assets consist primarily of cash from the issuance of common stock. The Company did generate a single small receivable for printed circuits for which it generated the imaging to produce the circuits. The remainder of the work on the circuits was subcontracted and the printed circuits thusly produced were delivered to the customer. The Company has no other resources.

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

MICRO INTERCONNECT TECHNOLOGY, INC.



/S/ N. Edward Berg                                8/02/99
-------------------------                       -----------
N. Edward Berg, President			    Date