Form 10QSB/A
period 1999-06-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 1999-09-22
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                               FORM 10-QSB/A

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended June 30, 1999

                                  OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 333-52721


                  MICRO INTERCONNECT TECHNOLOGY, INC.
       (Name of Small Business Issuer as specified in its charter)

                    Nevada                         72-0497440
       (State or other jurisdiction of		(I.R.S. employer
        Incorporation or organization)		identification No.)


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

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three                   From Inception on
                         Months Ended     For the Six   February 11, 1998
                           June 30,       Months Ended   Through June 30,
                     ___________________    June 30,   ___________________
                        1999      1998        1999       1998       1999
                     _________ _________  ___________  _________ _________
REVENUE, net         $  1,258  $      -   $    1,258   $      -  $  1,258
                     _________ _________  ___________  _________ _________

EXPENSES:
  General and
   administrative       7,533     1,199        9,041      1,216    10,309
  Research and
   development          5,416         -        5,416          -     5,416
                     _________ _________  ___________  _________ _________
  Total expenses       12,949     1,199       14,457      1,216    15,725

LOSS FROM
  OPERATIONS          (11,691)   (1,199)     (13,199)    (1,216)  (14,467)

OTHER INCOME
  (EXPENSE):
  Interest income       2,342         -        2,388          -     2,500
  Interest expense        (39)        -          (39)         -       (39)
                     _________ _________  ___________  _________ _________
                        2,303         -        2,349          -     2,461
                     _________ _________  ___________  _________ _________

LOSS BEFORE
  INCOME TAXES         (9,388)   (1,199)     (10,850)    (1,216)  (12,006)

CURRENT TAX
  EXPENSE                   -         -            -          -         -

DEFERRED TAX
  EXPENSE                   -         -            -          -         -
                     _________ _________  ___________  _________ _________
NET LOSS             $ (9,388) $ (1,199)  $  (10,850)   $(1,216) $(12,006)
                     _________ _________  ___________  _________ _________
LOSS PER COMMON
  SHARE              $   (.01) $   (.00)  $     (.01)   $  (.00) $   (.01)
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

  Property  and  Equipment  -  Property  and  equipment  are  stated  at   cost.
  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line method over the estimated useful lives of the assets.

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

NOTE 7 - OPERATING LEASE

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