Form 10QSB
period 1999-09-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 1999-11-15
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.


                                  FORM 10-QSB


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-52721


                       MICRO INTERCONNECT TECHNOLOGY, INC.
          (Name of Small Business Issuer as specified in its charter)



       NEVADA                     333-69415                    87-0575577
  (State or other            (Commission File No.)		  (IRS Employer
  jurisdiction of            				            Identification No.)
  incorporation)

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


         Common Stock outstanding at September 30, 1999 - 1,150,000 shares of $.001 par value Common Stock.



                                      COVER



                        MICRO INTERCONNECT TECHNOLOGY, INC.
                         [ A Development Stage Company ]

                                     INDEX

PART I	Financial Information

	Item I	Condensed Balance Sheets -
	              September 30, 1999 and December 31, 1998..................2

			Condensed Statements of Operations -
			  three months and nine months ended September 30, 1999
			  and 1998 and from inception on February 11, 1998 through
			  September 30, 1998 and 1999...............................3


			Condensed Statements of Cash Flows -
			  three months and nine months ended September 30, 1999
			  and 1998 and from inception on February 11, 1998 through
			  September 30, 1998 and 1999...............................4

			Notes to Condensed Financial Statements.....................5

	Item 2	Management's Plan of Operations............................10

PART II	Other Information

	Item 1	Legal Proceedings..........................................12

	Item 2	Changes in Securities......................................12

	Item 3 	Defaults upon Senior Securities............................12

	Item 4	Submission of Matters to a vote of
		        Security Holders.........................................12

	Item 5	Other Information..........................................12

	Item 6	Exhibits and Reports on Form 8-K...........................12

			Signature page.............................................13

PART 1  FINANCIAL INFORMATION
   Item 1  Financial Statements

                        MICRO INTERCONNECT TECHNOLOGY, INC.
                           [A Development Stage Company]

                        UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

			                          September 30,         December 31,
                                                1999                  1998
			                      ---------------         --------------
CURRENT ASSETS:
	Cash in bank                      $ 	227,024	    $	       6,200
       Accounts receivable	                      530	                 -
	 Prepaid expense	                            800	                 -
		                            ---------------         --------------
		  Total Current Assets	            228,354	             6,200
			                      ---------------         --------------

PROPERTY, PLANT AND EQUIPMENT, net	              3,229	                 -
			                      ---------------         --------------
OTHER ASSETS:
	Organizational costs, net	                332	               405
	Deferred stock offering costs	                  -	             5,037
	Refundable asset	                            800	                 -
			                       ---------------         --------------
		  Total Other Assets	              1,132	             5,442
			                       ---------------         --------------
			                       $	232,715	     $	11,642
			                       ---------------         --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable	                 $	      -	     $	 2,312
	Accounts payable - related party	           18	               486
	Accrued payroll and payroll taxes	        8,971	                 -
			                       ---------------         --------------
		  Total Current Liabilities	        8,989	             2,798
			                       ---------------         --------------
STOCKHOLDERS' EQUITY:
	Preferred stock, $.001 par value,
		10,000,000 shares authorized,
		no shares issued and outstanding	      -	                 -
	Common stock, $.001 par value,
		50,000,000 shares authorized,
		1,150,000 and 1,000,000 shares
		issued and outstanding, respectively  1,150	             1,000
	Capital in excess of par value	      275,829	             9,000
	Deficit accumulated during the
	  development stage	                  (53,253)	            (1,156)
			                       ---------------         --------------
		  Total Stockholders' Equity	      223,726	             8,844
			                       ---------------         --------------
			                       $	232,715	     $	11,642
			                       ---------------         --------------


NOTE:	The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                        [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


			     For the Three	   For the Nine	   From Inception on
			      Months Ended	   Months Ended	   February 11, 1998
			     September 30,	   September 30,	   Through Sept. 30,
			  --------------------  ---------------------   -----------
			     1999	   1998        1999        1998        1999
			  ---------- ---------  ----------  ---------    ---------

REVENUE, net	   $	   530  $	  -   $   1,788  $	 -    $   1,788
			  ---------- ---------  ----------  ---------    ---------


EXPENSES:
	General and
	  administrative	13,903	 24	   22,944	   1,240	   24,212
	Research and
	  development	30,430	  -	   35,846	       -	   35,846
			  ---------- ---------  ----------  ---------    ---------


	Total Expenses	44,333	 24	   58,790	   1,240	   60,058
			  ---------- ---------  ----------  ---------    ---------

LOSS FROM
  OPERATIONS	     (43,803)	(24)	  (57,002)	  (1,240)     (58,270)


OTHER INCOME
  (EXPENSE):
	Interest income	 2,556	  -	    4,944	       -	    5,056
	Interest expense	     -	  -	      (39)	       -	      (39)
			  ---------- ---------  ----------  ---------    ---------

			       2,556	  -	    4,905	       -	    5,017
			  ---------- ---------  ----------  ---------    ---------

LOSS BEFORE
  INCOME TAXES	     (41,247)	(24)	  (52,097)	  (1,240)     (53,253)

CURRENT TAX
  EXPENSE	                -	        -	        -	       -	        -

DEFERRED TAX
  EXPENSE	                -	        -	        -	       -	        -
			  ---------- ---------  ----------  ---------    ---------


NET LOSS	        $ (41,247) $	(24)	$ (52,097)	$ (1,240)    $(53,253)
			  ---------- ---------  ----------  ---------    ---------


LOSS PER COMMON
  SHARE	        $	 (.04) $   (.00)	$    (.05)	$   (.00)    $   (.05)
			  ---------- ---------  ----------  ---------    ---------




      The accompanying notes are an integral part of these financial statements.

                        MICRO INTERCONNECT TECHNOLOGY, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

				                         For the Nine    From Inception
			                     	       Months Ended    on February 11,
			               	             September 30     1998 Through
			                             -----------------  September 30,
			                               1999	     1998	    1999
			                            ---------- ---------   ----------
Cash Flows Provided by
  Operating Activities:
	Net loss		                      $ (52,097) $ (1,240)  $ (53,253)
	Adjustments to reconcile net loss to
	  net cash used by operating activities:
		Amortization expense	                 73	   53	        154
		Depreciation expense	                 60	    -	         60
		Changes in assets and liabilities:
		(Increase) in accounts receivable	   (530)	    -	       (530)
		(Increase) in prepaid expense          (800)        -        (800)
                Increase (decrease) in accounts
                  payable	                   (2,312)	1,175	          -
			Increase (decrease) in
                    accounts payable - related
			  party	                     (468)	  486	          18
			Increase in accrued payroll
                    and payroll taxes	        8,971	    -	       8,971
			                            ---------- ---------   ----------
				Net Cash Provided
                          (Used) by Operating
				  Activities	      (47,103)	  474	     (45,380)
			                            ---------- ---------   ----------
Cash Flows Provided by Investing Activities:
	Payments for organization costs	            -	 (486)	  (486)
	Payments for property, plant and
        equipment	                                3,289)	    -	      (3,289)
	Payments for refundable asset	               (800)	    -	        (800)
			                            ---------- ---------   ----------
		Net Cash (Used) by Investing
              Activities	                   (4,089)	 (486)	(4,575)
			                            ---------- ---------   ----------
Cash Flows Provided by Financing Activities:
	Proceeds from common stock issuance	      300,000    10,000	     310,000
	Payment of stock offering costs	      (27,984)	    -	     (33,021)
			                            ---------- ---------   ----------
		Net Cash Provided by Financing
              Activities	                  272,016    10,000	     276,979
			                            ---------- ---------   ----------
Net Increase in Cash	                        220,824	9,988	     227,024

Cash at Beginning of Period	                    6,200	    -	           -
			                            ---------- ---------   ----------
Cash at End of Period	                      $	227,024  $	9,988	   $ 227,024
			                            ---------- ---------   ----------
Supplemental Disclosures of Cash Flow
  Information:
	Cash paid during the period for:
	  Interest		                      $	     39  $	    -	   $	    39
	  Income taxes	                      $	      -  $	    -	   $	     -

Supplemental Schedule of Non-cash Investing and Financing Activities:
	For the Period Ended September 30, 1999
		None

	For the Period Ended September 30, 1998
		The Company accrued $486 for organization costs which where
            paid by a related party.


   The accompanying notes are an integral part of these financial statements.

                       MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Micro Interconnect Technology, Inc. (the Company) was organized under the laws of the State of Nevada on February 11, 1998. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is engaged in the business of developing proprietary technology to make electronic devices that link electronic components together smaller and to operate at higher speeds.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method. Amortization expenses for the nine months ended September 30, 1999 totaled $73.

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

                        MICRO INTERCONNECT TECHNOLOGY, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at September 30, 1999:

	Office equipment	                       $	3,289

	Less accumulated depreciation	                    (60)
		                                   -------------
		                                   $	3,229
		                                   -------------

During the three months ended September 30, 1999 depreciation expense amounted to $30.

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

Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At September 30, 1999, total options available to be granted under the plan amounted to 970,000.

A summary of the status of the options granted under the Company's stock option plan at September 30, 1999 is presented below:

	                                                  September 30, 1999
	                                              ---------------------------
		                                                    Weighted Average
	                                                Shares     Exercise Price
				                            ----------  ----------------
Outstanding at beginning of period	                  30,000	$        2.00
Granted	                                               -	$	      -
Exercised	                                               -	$	      -
Forfeited	                                               -	$	      -
Expired	                                               -	$	      -
				                            ----------  ----------------
Outstanding at end of Period	                        30,000	$	   2.00
				                            ----------  ----------------
Weighted average fair value of options granted
  during the year 	                              30,000	$	   2.00
				                            ----------  ----------------

                         MICRO INTERCONNECT TECHNOLOGY, INC.
                           [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

A summary of the status of the options outstanding under the Company's stock option plan at September 30, 1999 is presented below:

	          Options Outstanding	                   Options Exercisable
	----------------------------------------	  ------------------------------
	Average	Weighted-
	Range of	Remaining		            Average
	Exercise	Number	Weighted-Average	Exercise	Number	Exercise
	Prices	Outstanding	Contractual Life	Price	    Exercisable	 Price
      ----------  -----------  ---------------  --------  -----------  ---------
	  $2.00	   30,000	      7.0 years	  $2.00	       -	$2.00
      ----------  -----------  ---------------  --------  -----------  ---------


Common Stock - During February, 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.01 per share).

During May 1999 the Company made a public stock offering and issued 150,000 units of its previously authorized, but unissued common stock. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant allows the holder to purchase one share of common stock for $2.50; the warrants are subject to adjustment in certain events and are exercisable for a period of one year from the date of the offering. The Company may redeem the warrants at a price of $.01 per warrant, at any time beginning six months after the date of the offering upon not less than 30 days prior written notice, if the closing bid price of the Company's common stock on the Nasdaq Bulletin Board is at least $3.00 per share for twenty consecutive trading days, ending not earlier than five days before the warrants are called for redemption. Gross proceeds from the sale of stock amounted to $300,000 (or $2 per share). Stock offering costs of $33,021 were offset against the proceeds of the offering in capital in excess of par value.

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of May 31, 1999, the Company had not paid any compensation to its officers and directors. Starting June 1, 1999 the president is being compensated by the Company.

Payable to Related Party - During the nine months ended September 30, 1999, the Company reimbursed an officer/shareholder $486 for organization costs advanced by him in the previous fiscal year.

                       MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

License Agreement - The Company entered into an exclusive licensing agreement with the officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. As of September 30, 1999, royalties payable to the officer/shareholder totaled $18.

Rent Agreement - Beginning June 1, 1999, the Company entered into a one-year lease for research and office space with a related party. Monthly rent is $800 [See Note 7].

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1999, the Company has available unused operating loss carryforwards of approximately $53,000, which may be applied against future taxable income and which expire in 2018 through 2019.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,000 and $400 as of September 30, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $15,600 for the nine months ended September 30, 1999.

                        MICRO INTERCONNECT TECHNOLOGY, INC.
                           [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods ended September 30, 1999 and 1998:

			   For the Three		   For the Nine     From Inception on
			   Months Ended	         Months Ended	  February 11, 1998
			   September 30,	         September 30,	  Through Sept. 30,
			--------------------   ---------------------
			   1999	  1998	  1999       1998	        1999
			---------- ---------   --------- -----------  -------------
Loss from continuing
operations available
to common
shareholders
(numerator)		$ (41,247)	$    (24)  $ (52,097) $  (1,240)   $  (53,253)
			----------  ---------  ---------- ----------  -------------
Weighted average
number ofcommon
shares outstanding
usedin loss per
share for the
period
(denominator)	1,150,000   1,000,000	1,083,516  1,000,000	1,038,255
			----------  ---------  ---------- ----------  -------------

NOTE 7 - OPERATING LEASE

Beginning June 1, 1999, the Company entered into a one-year lease for office space with a related party. Monthly rent is $800. Rent expense for the period ended September 30, 1999 totaled $2,400.

PART I FINANCIAL INFORMATION

ITEM 2 Management's Plan of Operation.

Micro Interconnect Technology (the "Company") was incorporated under the laws of the State of Nevada on February 11, 1998. The Company has commenced planned principal business operations and is considered a development stage company. The Company has begun active product development operations. The purpose of the Company's formation is to, initially, engage in the business of trying to reduce,to industrial production, the proprietary technology contained in one of four issued patents and two, recently filed, patent applications exclusively licensed to the Company. If successful, the Company will use this proprietary technology initially to develop and manufacture an imaging workstation that can be used to make high-density electronic component interconnections that are utilized in the growing trend to make electronics run at higher speeds, be smaller and lighter, less expensive and more reliable.

The Company is currently developing an imaging workstation that can produce in-situ masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. The Company must first complete the design of the imaging workstation's overall system. The research and development activities of the project primarily consist of labor to reduce to, industrial production, the concepts of the patents. Next would be the developmentof the exposing system where the electro-mechanical and optical concepts would need to be finalized, a prototype produced and debugged. The run-time and other software must be designed and coded and debugged. There can be no guarantees that the Company will be able to successfully complete any of these steps within the available funding. If the Company is not able to develop the imaging workstation or a prototype factory on a timely basis because of design setbacks,non-delivery of parts, uncompleted testing, software failures, lack of funding or other risks inherent with the development of new technological products, or if the products produced by the prototype factory do not achieve market acceptance, the Company's business, operation results and financial condition will be materially adversely affected.

The Company, based on the current state of development and progress of its imaging workstation, now envisions the imaging workstation opening up the way for many cost lowering changes in the production process of high resolution interconnects. A substantial amount of these savings would be lost if the imaging workstation were inserted into the fixed production process that is currently used for producing interconnects by large-scale manufacturers of electronic circuits.

The changes that can be made in the production process are proprietary to the Company. Therefore, selling the newly developed workstation, at this time, to large-scale manufacturers who presently produce interconnects would necessitate revealing and compromising these cost saving procedures prematurely.

The Company believes it is in the best interest of both the Company and its shareholders to try, concurrently with the development of the imaging workstation,to develop a factory for producing state-of-the-art prototype printed circuit boards ("PCBs"), that will incorporate the cost saving advantages made possible by the new imaging workstation.

The Company feels that, barring any delays in the development of its imaging workstation and the effort in constructing and debugging a factory for producing printed circuit board prototypes, that it may be able to develop a sufficient form of a factory, within the Company's current available financing, that could produce state-of-the-art prototype PCBs. The Company hopes that PCB sales could then be made and earnings generated, which would help finance the Company's ongoing technological thrust and product development.

To date the Company has generated very little revenue and expects no meaningful revenues until the imaging workstation and a prototype PCB factory has been fully developed and prototype PCBs manufactured and sold. If the Company is unsuccessful in developing and profitably marketing or utilizing the imaging workstation and the prototype PCB factory it will, more than likely, be unable to continue operations. The Company, if able to generate sufficient revenues from the future sales of the prototype PCBs and able to obtain some other suitable form of financing, will begin developing the Company's other licensed proprietary technology to construct a complete high volume flexible manufacturing cell (factory) for producing high density electronic interconnects. The Company wouldthen sell these interconnects to the manufacturers and suppliers of electronic components and devices. The Company expects that it could take up to three years before reaching the point of developing a high volume flexible manufacturing cell (factory). There are no guarantees that the Company will be successfully able to fund, develop, manufacture and profitably market the high volume flexible manufacturing cell (factory). The risk of failure is high, because the Company may find it more difficult than anticipated to reduce the basic concepts of the proprietary technology to industrial production. Since this proprietary technology does not cover all the phases of the process of making high density electronic interconnects, there is a high probability that the Company may not be able to develop and construct any factory. There can be no guarantees that the market will give financial support to the products produced by the factory if and when it is developed and becomes fully functional.

The Company presently has leased office facilities owned by the wife of N. Edward Berg, its president. The Company has entered into an agreement for modifying the present lease to include an additional 800 square feet of executive and manufacturing space bringing the total to 2000 square feet. The manufacturing space has computers and software support systems, furniture, and manufacturing type tools needed for fabrication support.

The Company has reviewed the Year 2000 issue, where, if not corrected, many computer applications could fail or create erroneous results before or at the Year 2000. Management feels that there are presently no anticipated potential costs or uncertainties related to any of the Company's developing products utilizing its software and hardware. No software programs presently anticipated by the Company will be written with code that would cause a Year 2000 stoppage on time critical operations. The only uncertainties, of which the Company cannot give any assurance that could or could not develop, would be if the Company's vendors and utilities suppliers and the future purchasers of the Company's imaging workstation would be unable to resolve any Year 2000 issues that could aversely affect their operations. If this were to occur, it could cause delays in the development, production and sales of the imaging workstation and the prototype printed circuit board factory,which would have a material adverse effect on the continued development and growthof the Company's business.

Management believes that the proceeds of its recently completed Public Offering will be adequate to meet its working capital requirements for the next nine months. The Company, as previously stated, anticipates that revenues generated from future sales of prototype PCBs, from the Company's prototype PCB factory with its integral imaging workstation if successfully developed, will not provide all of the financial resources needed for timely future product development. The Company anticipates that, it would need additional financing to meet its current plan for the development of additional workstations and a high volume flexible manufacturing cell. The successful development a prototype factory, will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current plan for the development of additional workstations and a high volume flexible manufacturing cell (factory) would be materially adversely affected.

The Company anticipates aggressively pursuing internet E-commerce opportunities as the main thrust of its marketing efforts. If the Company is unable to acquire all its needed materials and equipment, and is unable to develop a potential customer base, to commence operations, then the Company would find it difficult, if at all, to develop or produce, any workstations, electronic interconnects or any other equipment that would enable the Company to generate enough business to operate profitably.


PART II OTHER INFORMATION

ITEM 1 	Legal Proceedings

		None

ITEM 2	Changes in Securities

		None

ITEM 3 	Defaults on Senior Securities

		None

ITEM 4 	Submission of Matters to a Vote of Security Holders

		None

ITEM 5 	Other Information

		None

ITEM 6 	Exhibits and Reports on Form 8-K

            a)	Exhibits
	            None

            b)	Reports on Form 8-
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO INTERCONNECT TECHNOLOGY, INC.



  /s/ N. Edward Berg                                 	      November 11, 1999
------------------------------         				-----------------
N. Edward Berg, President			          			  Date