Form 10KSB
period 1999-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2000-03-29
CIK 1061819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the of the voting and non-voting common stock held by non-affiliates computed by the price ($3.50 per share) at which the common stock was sold as of March 21, 1999 - $536,550

The issuer's revenues for the most recent fiscal year amounted to $13,991

Common Stock outstanding at March 21, 2000 - 1,182,550 shares of $.001 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes    No X

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                               Table of Contents

PART I

Item 1  Description of Business                               3

Item 2  Description of Property                               5

Item 3  Legal Proceedings                                     5

Item 4  Submission of Matters to a Vote of
        Security Holders                                      5

PART II

Item 5  Market for Common Equity and
        Related Stockholder Matters                           5

Item 6  Management's Plan of Operations                       7

Item 7  Financial Statements                                  9

Item 8  Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure                   24

PART III

Item 9  Directors, Executive Officers, Promoters
        and Control Persons                                   24

Item 10 Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners
        and Management                                        24

Item 12 Certain Relationships and Related Transactions        24

Item 13 Exhibits and Reports on Form 8-K

        Signature Page                                        26

PART I

Item 1 Description of Business.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT, INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE ON OTHERS, THE IMPACT OF COMPETITIVE PRODUCTS, PATENT ISSUES, CHANGING MARKET CONDITIONS AND THE OTHER RISKS DETAILED THROUGHOUT THIS FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS FORM 10-KSB. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS

     Micro Interconnect Technology, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 11, 1998. The Company is considered a development stage company and has begun active product development operations. The Company owns exclusive licenses to use innovative technology intended to improve the process and reduce the cost of producing printed circuit boards by eliminating several steps in the production process and by reducing both required materials and the use of costly hazardous chemicals. The Company believes that its technology will permit production of higher resolution interconnects which could be used to make electronics less expensive, smaller and faster. The Company intends to use the licensed technology as well as other proprietary technology to develop direct electronic imaging, drilling, plating and etching workstations for high density interconnects and a prototype production facility to manufacture printed circuit boards. The prototype production facility will be used both to refine the products the Company is developing and to demonstrate the Company's technology while manufacturing printed circuit boards for third parties to generate profits which can be used to finance additional product research and development. If the Company can successfully develop its technology into commercial viable processes and products, it will license its technology and sell its products to other manufacturers in the printed circuit board industry.

     The Company's prototype production facility is scheduled to be completed by Summer 2000. By the end of the second quarter of 2000, the Company expects to begin soliciting work for its production facility.

     The Company has made substantial progress in development of its direct electronic imaging workstation, but has not yet determined when the direct electronic workstation or any of the other workstations will be ready for commercial release. There can be no assurance that the Company will be successful in developing workstations or processes superior to those presently available from the Company's present competitors. The risk of failure is high, because the Company may find it more difficult than anticipated to reduce the basic concepts of the proprietary technology to industrial production.

     The Company is competing in an industry with annual sales estimated to exceed $30 billion annually. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The market for which the Company's products are being developed is intensely competitive and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's processes will not be rendered obsolete by changing technology or new industry standards, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which is expected to increase. They can be expected to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors, to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry. These include new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger companies. This, together with the limited capital available to the Company's marketing effort, creates a significant competitive disadvantage to the Company. If the Company is not able to compete successfully, regardless of the development of its products, it will not succeed.

     There are multiple available sources of the materials the Company is incorporating into its products and the prototype production facilities. The Company does not believe that it will be dependent upon a few suppliers. There are also many potential customers for the Company's intended products. Until the Company has completed development of commercial products, it is not possible to predict whether the company will become dependent upon one or a few major customers. The Company intends to establish a broad customer base, however.

     Certain of the Company's technology for developing its workstations and processes for the production of high resolution electronic interconnects will be protected by patents exclusively licensed by the Company. The Company intends to enforce its licensed patents aggressively and will continue to seek patent protection for innovations for which the Company's management, after consultation with patent counsel, believes patent protection is available and advisable. However, there can be no assurance that such protection will be available or advisable in any particular instance, and there can be no guarantee that future products will be patent protected or that a competitor will not find a means of circumventing any patents that are awarded. There is no guarantee that the Company will have the financial resources necessary to protect its rights adequately. The unavailability of such protection or the inability to adequately enforce such rights could materially adversely affect the Company's business and operating results. In addition, the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may be required to obtain licenses relating to technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could materially adversely affect the Company's operation.

     The Company's products are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment and the environment. In addition, numerous domestic semiconductor manufacturers, including certain of the Company's potential customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products will comply with all applicable material governmental health and safety regulations and standards and with the voluntary industry standards currently in effect. Because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Non-compliance could result in governmental restrictions on sales and/or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance. Because the Company's products are being designed to reduce the use of expensive and hazardous chemicals in the production of high resolution interconnects and printed circuit boards, the Company believes that government environmental and work regulations will eventually work to the Company's competitive advantage.

     Since completion of the Company's initial public offering in May 1999, the Company has incurred research and development expenditures in the amount of $ 87,295. Since the Company's products are still under development and the Company presently has no customers, the research and development costs are borne directly by the Company.

     The total number of employees working for the Company is 5, of which 2 are full time employees.


Item 2 Description of Property.

     The Company conducts its business at a facility located at the end of Tirrell Hill Road in Goffstown, N.H. which it has leased from Ruth Berg, spouse of N. Edward Berg, President and Chairman of the Board. The Company does not own any real property and has no present plans to acquire any real property. The Company believes that the existing leased facilities are adequate for its needs in the foreseeable future.

Item 3 Legal Proceedings.

     The Company is not a party to any pending legal proceeding.

Item 4 Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, by proxy or otherwise.

PART II

Item 5 Market for Common Equity and Related Stockholder Matters.

     Currently the Company's $.001 par value Common Stock (the "Company's stock") is traded over the counter on the Bulletin Board under the trading symbol MITR. During 1999 there was no established public trading market for the Company's stock. Management is unaware of any reported public trades of the Company's stock after completion of the Company's initial public offering during the second quarter of 1999 and prior to March 20, 2000. Since March 20, 2000, the high and low bid prices for the Company's stock have been $4.00 and $3.50, respectively. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     No dividends have been paid on the Company's stock. The Company currently intends to retain earnings for use in operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

     The last reported sales price of the Company's common stock was $3.50 as of March 21, 2000. As of March 21, 2000, there were approximately 47 holders of record of the Company's stock.

     On March 2, 1999, the United States Securities and Exchange Commission entered an order under SEC File No. 333-52721 declaring the Company's Form SB-2 Registration Statement effective, and the Company immediately commenced a public offering of 150,000 units of the Company's securities at a price of $2.00 per unit for an aggregate price of $300,000. Each unit consisted of one share of the Company's $.001 par value Common Stock and two redeemable common stock purchase warrants. Each warrant was exercisable to purchase one share of the Company's $.001 par value Common Stock for $2.50 per share and was exercisable for a period of one year from the date of the offering. The offering was terminated in May 1999 after the Company successfully sold all 150,000 units of securities registered. The gross proceeds of the offering amounted to $300,000. Stock offering costs of $35,935, including legal fees, filing fees, and printing costs, were offset against the proceeds of the offering, for net proceeds to the Company in the amount of $264,065. No underwriter was involved in the offering, and no underwriting discounts, commissions, finder's fees or other underwriter's expenses were paid. There were no direct or indirect payments to directors or officers of the Company.

     The net offering proceeds to the Company were immediately added to the Company's working capital and have been used since in furtherance of the Company's business, including research and development and general and administrative expenses. The Company's financial records reveal that for 1999 the actual amount used for research and development was $87,295 or approximately 33.1% of the net offering proceeds. The actual amount used for general and administrative expenses during this same period was $30,050 or approximately 11.4% of the net offering proceeds. No other single category of expenses or use of the net proceeds of the public offering required in excess of five percent of the net proceeds. The unused net proceeds of the offering are on deposit in interest bearing accounts at the Company's bank. Of the amounts stated for research and development and for general and administrative expenses, during 1999 $6,950 was paid to Ruth Berg, spouse of N. Edward Berg for rent of the premises used by the Company, and $29,166.62 gross salary was paid to N. Edward Berg. There were no other direct or indirect payments to any director or officer of the Company, except for reimbursements of amounts advanced for the Company.

     The use of the net offering proceeds is somewhat different from what was described in the prospectus prepared in connection with the Company's public offering. Research and development expenditures to date have been less than anticipated, and general and administrative expenditures have been higher than anticipated. There are three principal reasons for the differences. First, the Company has been able to progress with its research and development faster and for less money than was originally expected, in part due to greater than expected productivity of its employees and in part due to availability of less expensive research and development personnel than the Company originally contemplated. Secondly, because of the faster than anticipated progress in its research and development efforts, the Company's management has decided to use some of the technology it licensed or developed to concurrently produce a prototype printed circuit board production facility, increasing both the space the Company is required to rent and other general and administrative expenses. Finally, with the benefit of hindsight, the Company believes now that it originally underestimated the general and administrative expenses required to conduct the Company's business efficiently.

     No holders of the 300,000 warrants sold in the public offering, which allows holders to purchase one share of the Company's common stock per warrant for $2.50, exercised any of their warrants during 1999. On February 1, 2000, the Company's board of directors extended the expiration date on the warrants until June 10, 2000. Through March 27, 2000, warrant holders exercised 31,300 warrants to generate additional net proceeds to the Company in the amount of $78,250. These proceeds have been added to the Company's working capital. From the public offering there are still 268,700 unexercised and unexpired warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. The Company does not contemplate any other extensions of the warrant expiration date.

     On October 19, 1999, the Company authorized the private sale of 42,750 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were registered under the Securities Act of 1933, and were offered and sold to only six persons, including four of the directors of the Company, the Company's patent attorney and a technology consultant to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The warrants can be purchased for a period of 120 days from the date of approval. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 1999, no warrants were purchased. The names of the persons authorized to purchase the warrants, the relationship such person has with the Company and the number of warrants authorized to be sold to each person are listed below.

James R. Boyack                    Director         12,500
Peter Roth                         Director         12,500
David B. Ostler                    Director          1,250
Woodie Flowers                     Director          4,000
Brian Holland                      Consultant       10,000
Norman Soloway                     Patent Attorney   2,500

     In February 2000 Mr. Ostler exercised his warrants to purchase 1,250 shares of stock for $2.50 per share to generate net proceeds to the Company in the amount of $3,125.

Item 6 Management's Plan of Operations.

     The Company is currently developing a direct electronic imaging workstation that can produce in-situ masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. Based on the current state of development of the direct electronic imaging workstation, the Company believes that the imaging workstation will open the way for a lower cost production process for high resolution interconnects.
The anticipated changes that can be made in the production process are proprietary to the Company and may give the Company a competitive advantage in profitably producing printed circuit boards. Therefore, the Company's management has decided that during the next twelve months the Company's primary research and development effort to develop a commercially viable direct electronic imaging workstation should be expanded to encompass concurrent development of a prototype facility for producing state-of-the-art printed circuit boards. The Company anticipates that printed circuit board sales may generate earnings to help finance the Company's ongoing technological thrust and product development.

     The Company believes that continued development of the direct electronic imaging workstation and construction and debugging of the prototype facility for producing printed circuit board can be accomplished during 2000 without raising additional funds. Without future earnings from the sale of printed circuit boards produced in the Company's prototype factory, the Company believes that its present cash resources (without exercise of outstanding warrants) are sufficient to satisfy the Company's needs only for approximately twelve months. If holders of some of the 268,700 unexercised warrants sold in the initial public offering choose to exercise the warrants prior to expiration on June 10, 2000, the Company will have substantial additional
resources available to finance its ongoing development efforts.   Since the
last reported $3.50 per share sales price of the Company's stock currently exceeds the $2.50 per share warrant exercise price by approximately forty percent, the Company believes that it is probable that some warrant holders will choose to exercise their warrants, generating additional working capital for the Company. However, the Company's plan of operations for the next twelve months does not anticipate additional funds from exercise of warrants.

     If the Company is unsuccessful in developing and profitably marketing or utilizing the direct electronic imaging workstation and the prototype printed circuit board facility, it may be unable to continue operations beyond twelve months without raising additional funds from other sources. Even the successful development a prototype factory will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all. There can be no guarantees that the market will give financial support to the direct electronic imaging workstation or products produced by the prototype printed circuit board production facility, if it becomes fully functional. There is no assurance that the Company will be able to raise additional funds from other sources.

     If the Company successfully completes development of its direct electronic imaging workstation and the prototype factory and is able to market its manufacturing services, the Company may hire an additional 4 full-time employees and may purchase additional equipment costing approximately $40,000. The Company will also continue developing the Company's proprietary technology to develop additional workstations and to construct a complete high volume flexible manufacturing cell (factory) for producing high density electronic interconnects and printed circuit boards. However, the Company expects that it could take up to three years to develop a high volume flexible manufacturing cell. The Company does not believe that revenues generated from future sales of printed circuit boards from the prototype facility will be sufficient to provide all of the financial resources needed for planned future product development. The Company anticipates that it will need additional financing in approximately fifteen months to meet its current plan for the development of additional workstations and a high volume flexible manufacturing cell. If by then the Company is unable to obtain additional financing, the Company will not be able to meet its plan for the development of additional workstations and a high volume flexible manufacturing cell.

     There are no guarantees that the Company will be successfully able to fund its operations until it can develop a high volume flexible manufacturing cell factory.

Item 7 Financial Statements.












                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]




                                   CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     11


        -  Balance Sheet, December 31, 1999                 12


        -  Statements of Operations, for the year ended
            December 31, 1999 and from inception on
            February 11, 1998 through December 31,
            1998 and 1999                                   13


        -  Statement of Stockholders' Equity,
            from inception on February 11, 1998
            through December 31, 1999                       14


        -  Statements of Cash Flows, for the year ended
            December 31, 1999 and from inception on
            February 11, 1998 through December 31,
            1998 and 1999                                15 - 16


        -  Notes to Financial Statements                 17 - 23

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
MICRO INTERCONNECT TECHNOLOGY, INC.
Bedford, New Hampshire

We have audited the accompanying balance sheet of Micro Interconnect Technology, Inc. [a development stage company] at December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and from inception on February 11, 1998 through December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Micro Interconnect Technology, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and from inception through December 31, 1998 and 1999, in conformity with generally accepted accounting principles.


/S/ Pritchett, Siler & Hardy, P.C.

January 27, 2000
Salt Lake City, Utah

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                                 BALANCE SHEET

                                    ASSETS

                                                      December 31,
                                                          1999
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $  167,272
  Accounts receivable                                         510
  Accrued interest receivable                                 675
                                                      ___________
        Total Current Assets                              168,457
                                                      ___________

PROPERTY AND EQUIPMENT, net                                 4,990
                                                      ___________
OTHER ASSETS:
  Refundable deposits                                         800
                                                      ___________
        Total Other Assets                                    800
                                                      ___________
                                                       $  174,247
                                                      ___________


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    7,052
  Accounts payable - related party                             70
  Other accrued liabilities                                 2,244
                                                      ___________
        Total Current Liabilities                           9,366
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,150,000 shares issued and
   outstanding                                              1,150
  Capital in excess of par value                          272,915
  Deficit accumulated during the
    development stage                                    (109,184)
                                                      ___________
        Total Stockholders' Equity                        164,881
                                                      ___________
                                                       $  174,247
                                                      ___________

   The accompanying notes are an integral part of this financial statement.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS



                                                       From Inception
                                                       on February 11,
                                       For the          1998 Through
                                      Year Ended         December 31,
                                     December 31, _________________________
                                         1999         1998         1999
                                     ____________ ____________ ____________

SALES, net                            $    6,995   $        -   $    6,995

COST OF SALES                              4,635            -        4,635
                                     ____________ ____________ ____________
      Gross Profit                         2,360            -        2,360
                                     ____________ ____________ ____________
OPERATING EXPENSES:
  General and administrative              30,050        1,268       31,318
  Research and development                87,295            -       87,295
                                     ____________ ____________ ____________
      Total Operating Expenses           117,345        1,268      118,613
                                     ____________ ____________ ____________
LOSS FROM OPERATIONS                    (114,985)      (1,268)    (116,253)
                                     ____________ ____________ ____________
OTHER INCOME (EXPENSE):
  Interest income                          6,996          112        7,108
  Interest expense                           (39)           -          (39)
                                     ____________ ____________ ____________
      Total Other Income (Expense)         6,957          112        7,069
                                     ____________ ____________ ____________
LOSS BEFORE INCOME TAXES                (108,028)      (1,156)    (109,184)

CURRENT TAX EXPENSE                            -            -            -

DEFERRED TAX EXPENSE                           -            -            -
                                     ____________ ____________ ____________

NET LOSS                              $ (108,028)  $   (1,156)  $ (109,184)
                                     ____________ ____________ ____________

LOSS PER COMMON SHARE                 $     (.10)  $     (.00)  $     (.10)
                                     ____________ ____________ ____________




  The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                           THROUGH DECEMBER 31, 1999

                                                                      Deficit
                                                                    Accumulated
                    Preferred Stock    Common Stock    Capital in   During the
                   _________________ _________________  Excess of   Development
                     Shares   Amount   Shares   Amount  Par Value     Stage
                   _________ _______ _________ _______ ___________ ____________
BALANCE,
 February 11, 1998         - $     -         - $     - $         - $          -

Issuance of
 1,000,000 shares
 of common stock
 for cash, February
 1998 at $.01 per
 share                     -       - 1,000,000   1,000       9,000            -

Net loss for the
 period ended
 December 31, 1998         -       -         -       -           -       (1,156)
                   _________ _______ _________ _______ ___________ ____________
BALANCE,
 December 31, 1998         -       - 1,000,000   1,000       9,000       (1,156)

Issuance of
 150,000 shares
 of common stock
 for cash, May
 1999  at $2.00
 per share, net
 of stock offering
 costs of $35,935          -       -   150,000     150     263,915           -

Net loss for the
 year ended
 December 31, 1999         -       -         -       -           -    (108,028)
                   _________ _______ _________ _______ ___________ ____________
BALANCE,
 December 31, 1999         - $     - 1,150,000 $ 1,150 $   272,915 $  (109,184)
                   _________ _______ _________ _______ ___________ ____________

























   The accompanying notes are an integral part of this financial statement.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS


                                                         From Inception
                                                         on February 11,
                                         For the          1998 Through
                                        Year Ended         December 31,
                                       December 31, _________________________
                                           1999         1998         1999
                                       ____________ ____________ ____________
Cash Flows from Operating Activities:
 Net loss                               $ (108,028)  $   (1,156)  $ (109,184)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Amortization expense                         405           81          486
  Depreciation expense                         602            -          602
  Changes in assets and liabilities:
   (Increase) in accounts receivable          (510)           -         (510)
   (Increase) in other receivables            (675)           -         (675)
   (Increase) in refundable assets            (800)           -         (800)
   Increase in accounts payable              5,877        1,175        7,052
   Increase (decrease) in accounts
    payable - related party                   (416)         486           70
   Increase in other accrued
    liabilities                              2,244            -        2,244
                                       ____________ ____________ ____________
     Net Cash Provided (Used) by
      Operating Activities                (101,301)         586     (100,715)
                                       ____________ ____________ ____________
Cash Flows from Investing Activities:
 Payments for organization costs                 -         (486)        (486)
 Purchase of property and equipment         (5,592)           -       (5,592)
                                       ____________ ____________ ____________
     Net Cash (Used) by Investing
      Activities                            (5,592)        (486)      (6,078)
                                       ____________ ____________ ____________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance       300,000       10,000      310,000
 Stock offering costs                      (32,035)      (3,900)     (35,935)
                                       ____________ ____________ ____________
     Net Cash Provided by Financing
      Activities                           267,965        6,100      274,065
                                       ____________ ____________ ____________
Net Increase in Cash                       161,072        6,200      167,272

Cash at Beginning of Period                  6,200            -            -
                                       ____________ ____________ ____________
Cash at End of Period                   $  167,272   $    6,200   $  167,272
                                       ____________ ____________ ____________


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
   Interest                             $       39   $        -   $       39
   Income taxes                         $        -   $        -   $        -





                                  [Continued]

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                  [Continued]


Supplemental Schedule of Noncash Investing and Financing Activities:

 For the year ended December 31, 1999:
   None.

 For the year ended December 31, 1998:
   The Company accrued $1,137 in accounts payable for deferred stock offering costs.













































  The accompanying notes are an integral part of these financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. ("the Company") was organized under the laws of the State of Nevada on February 11, 1998. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company engages in the business of developing proprietary technology to reduce the size of electronic devices that link electronic components together and to make those devices operate at higher speeds. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts Receivable - Management believes the accounts receivable are fully collectible and, accordingly, no allowance for doubtful accounts has been accrued.

  Organization Costs - The Company has amortized its organization costs, which reflect amounts expended to organize the Company. Amortization expense for the year ended December 31, 1999 totaled $405.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalzied upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line method over the estimated useful lives of the assets which range from five to seven years.

  Research and Development - Research and development costs are expensed as incurred. [See Note 8]

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". [See Note 10]

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" [See Note 11].

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

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No.
  123. Accordingly, the Company has elected to determine net income using previous accounting standards.

NOTE 2 - CASH CONCENTRATIONS

  For the year ended December 31, 1999, the Company had cash balances of approximately $67,000 in excess of federally insured amounts.

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at December 31, 1999:

           Office equipment                 $5,592

           Less accumulated depreciation      (602)
                                           ________
                                            $4,990
                                           ________

  During the year ended December 31, 1999 depreciation expense amounted to $602.

NOTE 4 - LICENSE AGREEMENT

  The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The agreement expires March 31, 2007.
  The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. As of December 31, 1999, royalty expense amounted to $70. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014. The Company expensed the costs during 1999.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - OPERATING LEASE

  Beginning June 1, 1999, the Company entered into a one year lease for office space. Monthly rent from June 1, 1999 to October 31, 1999 was $800. Monthly rent from November 1, 1999 to December 31, 1999 was approximately $1,400. Rent expense for the year ended December 31, 1999 totaled $6,950. A security deposit of $800 was also paid during the year ended December 31, 1999.

NOTE 6 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Common Stock - During May 1999 the Company completed a public stock offering and issued 150,000 units of its previously authorized, but unissued, common stock. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant allows the holder to purchase one share of common stock for $2.50. The warrants are subject to adjustment in certain events and are exercisable for a period of one year from the date of the offering. The Company may redeem the warrants at a price of $.01 per warrant, at any time beginning six months after the date of the offering upon not less than 30 days prior written notice, if the closing bid price of the Company's common stock on the NASDAQ Bulletin Board is at least $3.00 per share for twenty consecutive trading days, ending not earlier than five days before the warrants are called for redemption. Gross proceeds from the sale of stock amounted to $300,000 (or $2 per share). Stock offering costs of $35,935 were offset against the proceeds of the offering in capital in excess of par value. The offering was registered with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. An offering price of $2 per unit was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter.

  During February 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued, common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.01 per share).

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1999.

  Stock Warrants - During 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock, to various directors, an employee, and an attorney. They can purchase their warrants at $.01 per warrant. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants can be purchased for a period of 120 days from the date of approval. The warrants are exercisable for five years. As of December 31, 1999, no warrants were purchased.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Options - On June 15, 1999, the Company granted 30,000 stock options under the 1998 Stock Option Plan (the Plan). The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock options under APB 25 since the market value of the Company's common stock was equal to the exercise price of the options on the date of grant. No compensation cost has been recognized for the stock option plans under SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1999
                                                 __________
    Net Loss                   As reported       $(108,028)
                               Proforma          $(108,724)

   (Loss) per share            As reported       $    (.10)
                               Proforma          $    (.10)
    Diluted (loss) per share   As reported       $      NA
                               Proforma          $      NA

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year ended December 31, 1999: risk-free interest rate of 5.65%, expected dividend yield of zero, expected lives of 7 years and expected volatility of 20%.

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the Board of Directors. At December 31, 1999, total options available to be granted under the plan amounted to 970,000.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the options granted under the Company's stock option plan at December 31, 1999 is presented below:

                                                  December 31, 1999
                                            ____________________________
                                                        Weighted Average
                                               Shares    Exercise Price
                                            ___________ ________________
         Outstanding at beginning of year           -     $          -
         Granted                               30,000     $       2.00
         Exercised                                  -     $          -
         Forfeited                                  -     $          -
         Expired                                    -     $          -
                                            ___________ ________________
         Outstanding at end of year            30,000     $       2.00
                                            ___________ ________________
         Weighted average fair value of
          options granted during the year      30,000     $       2.00
                                            ___________ ________________

  A summary of the status of the options outstanding under the Company's stock option plan at December 31, 1999 is presented below:

                        Options Outstanding        Options Exercisable
                __________________________________ _____________________
                             Weighted
       Range of              Average     Weighted              Weighted
       Exercise    Number    Remaining   Average               Average
        Prices  Outstanding Contractual  Exercise    Number    Exercise
                               Life       Price    Exercisable   Price
       ________ ___________ ___________ __________ ___________ _________
        $2.00      30,000    7.0 years    $2.00       30,000     $2.00
       ________ ___________ ___________ __________ ___________ _________

NOTE 7 - RELATED PARTY TRANSACTIONS

  Management  Compensation - As of May 31, 1999, the Company had  not  paid  any compensation to its officers and directors. Starting June 1, 1999 the president is being compensated by the Company. For the year ended December 31, 1999, the Company paid approximately $29,000 in salary to the president.

  Payable to Related Party - During the year ended December 31, 1999, the Company reimbursed an officer/shareholder $486 for organization costs advanced by him in the previous fiscal year.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock to various directors, an employee and an attorney. Of the warrants approved to sale, 30,250 were to directors.

  Cost of Sales - During the year ended December 31, 1999, the Company purchased raw materials and labor in the amount of $2,700 (approximately 58% of the total cost of sales) from a relative of an officer/director of the Company.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the rights beginning January 1999. As of December 31, 1999, royalties payable to the officer/shareholder totaled $70. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014. The Company expensed the costs during 1999.

  Rent Agreement - Beginning June 1, 1999, the Company entered into a one year lease for office space with a related party. Monthly rent from June 1, 1999 to October 31, 1999 was $800. Monthly rent from November 1, 1999 to December 31, 1999 was approximately $1,400 [See Note 5]. Total rent paid during 1999 to the related party was $6,950.

NOTE 8 - RESEARCH AND DEVELOPMENT

  The  Company expenses the costs of research and development as the  costs  are
  incurred.   Research and development costs amounted to $87,295  for  the  year ended December 31, 1999.

NOTE 9 - DEVELOPMENT STAGE COMPANY

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

NOTE 10 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1999, the Company has available unused operating loss carryforwards of approximately $109,000, which may be applied against future taxable income and which expire in 2019.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $37,000 and $400 as of December 31, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $36,600 for the year ended December 31, 1999.

NOTE 11 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the year ended December 31, 1999 and from inception on February 11, 1998 through December 31, 1998 and 1999:


                                                       From Inception
                                                       on February 11,
                                       For the          1998 Through
                                      Year Ended         December 31,
                                     December 31, _________________________
                                         1999         1998         1999
                                     ____________ ____________ ____________

Loss from continuing operations
 available to  common shareholders
 (numerator)                          $ (108,028)  $   (1,156)  $ (109,184)
                                     ____________ ____________ ____________
Weighted average number of common
 shares outstanding used in loss per
 share for the period (denominator)    1,100,274     1,000,000   1,053,198
                                     ____________ ____________ ____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     There are no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2000 Annual Meeting of Shareholders entitled "Nominees," "Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10 Executive Compensation.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2000 Annual Meeting of Shareholders entitled "Executive Compensation."

Item 11 Security Ownership of Certain Beneficial Owners and Management.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2000 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 12 Certain Relationships and Related Transactions.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2000 Annual Meeting of Shareholders entitled "Certain Relationships and Related transactions."

Item 13 Exhibits and Reports on Form 8-K.

     The following exhibits are incorporated by reference or filed herewith, and this list is intended to constitute the exhibit index:

Exhibit No.

3.1     Articles of Incorporation - Incorporated by reference to Exhibit
        3a to Amendment No. 3 of the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 1, 1999.

3.2     Bylaws - Incorporated by reference to Exhibit 3b to Amendment No.
        3 of the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 1, 1999.

10.1 Micro Interconnect Technology, Inc. 1998 Stock Option Plan - Incorporated by reference to Exhibit 99a to Amendment No. 3 of the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 1, 1999.

10.2 Patent Licensing Agreement - Incorporated by reference to Exhibit 99c to Amendment No. 3 of the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 1, 1999.

10.3 Agreement for Facilities - Incorporated by reference to Exhibit 99d to Amendment No. 3 of the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 1, 1999.

10.4    Employment Agreement with N. Edward Berg Dated June 1, 1999.

23      Consent of Pritchett, Siler & Hardy, P.C

24.1    Power of Attorney of David B. Ostler

24.2    Power of Attorney of James R. Boyack

24.3    Power of Attorney of Woodie Flowers

24.4    Power of Attorney of Peter Roth

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2000

MICRO INTERCONNECT TECHNOLOGY, INC.

/S/ N. Edward Berg
By:
N. Edward Berg, President


Signature                          Title


/S/ N. Edward Berg
                                   President (Principal Executive Officer)
N. Edward Berg                     and Chairman of the Board)




/S/ David B. Ostler
                                    Secretary/Treasurer (Principal Financial
David B. Ostler                     and Accounting Officer)



/S/ James R. Boyack
                                    Director
James R. Boyack



/S/ Woodie Flowers
                                    Director
Woodie Flowers



/S/ Peter Roth
                                    Director
Peter Roth