Form 10QSB
period 2000-03-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2000-05-19
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.


                               FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended March 31, 2000

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

Common Stock outstanding at March 31, 2000 - 1,182,550 shares of $.001 par value Common Stock.




                   MICRO INTERCONNECT TECHNOLOGY, INC.
                     [A Development Stage Company]

                                  INDEX
PART I  Financial Information
 Item I  Financial Statements

        Accountants Reviews' Report                          3

        Condensed Balance Sheets -
          March 31, 2000 and December 31, 1999               4

        Condensed Statements of Operations -
         three months ended March 31, 2000 and 1999 and
         from inception on February 11, 1998 through
         March 31, 2000                                      5

        Condensed Statements of Cash Flows -
         three months ended March 31, 2000 and 1999 and
         from inception on February 11, 1998 through
         March 31, 2000                                      6

        Notes to Unaudited Condensed Financial Statements    7

 Item 2 Management's Plan of Operations                     12

PART II Other Information

 Item 1 Legal Proceedings                                   13

 Item 2 Changes in Securities                               13

 Item 3 Defaults upon Senior Securities                     13

 Item 4 Submission of Matters to a vote of
        Security Holders                                    13

 Item 5 Other Information                                   13

 Item 6 Exhibits and Reports on Form 8-K                    13

        Signature page                                      13

PART 1  FINANCIAL INFORMATION
 Item 1  Financial Statements









                          ACCOUNTANTS' REVIEW REPORT



Board of Directors
MICRO INTERCONNECT TECHNOLOGY, INC.
Bedford, NH

We have reviewed the accompanying condensed balance sheet of Micro Interconnect Technology, Inc. [a development stage company] as of March 31, 2000 and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and for the period from inception on February 11, 1998 through March 31, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Micro Interconnect Technology, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.




/s/ Pritchett, Siler & Hardy
PRITCHETT, SILER & HARDY, P.C.

May 16, 2000
Salt Lake City, Utah

         MICRO INTERCONNECT TECHNOLOGY, INC.
            [A Development Stage Company]

          UNAUDITED CONDENSED BALANCE SHEETS
           [See Accountants' Review Report]

                   ASSETS
                                      March 31,    December 31,
                                       2000           1999
                                    __________     ___________
CURRENT ASSETS:
  Cash in bank                      $  189,331     $   167,272
  Accounts receivable                        -             510
  Accrued interest receivable              758             675
                                    __________     ___________
        Total Current Assets           190,089         168,457
                                    __________     ___________

PROPERTY, PLANT AND EQUIPMENT, net       4,648           4,990
                                    __________     ___________
OTHER ASSETS:
  Refundable deposit                       800             800
                                    __________     ___________
        Total Other Assets                 800             800
                                    __________     ___________
                                    $  195,537     $   174,247
                                    __________     ___________

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                  $        -     $     7,052
  Accounts payable - related party          70              70
  Other accrued liabilities             11,215           2,244
                                    __________     ___________
        Total Current Liabilities       11,285           9,366
                                    __________     ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding          -               -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,182,550 and 1,150,000 shares
   issued and outstanding,
   respectively                          1,183           1,150
  Capital in excess of par value       354,357         272,915
  Deficit accumulated during the
   development stage                  (171,288)       (109,184)
                                    __________     ___________
        Total Stockholders' Equity     184,252         164,881
                                    __________     ___________
                                    $  195,537     $   174,247
                                    __________     ___________

NOTE:   The balance sheet at December 31, 1999 was taken from
 the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]


             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                     [See Accountants' Review Report]

                           For the Three
                           Months Ended        From Inception
                             March 31,         on February 11,
                        ___________________     1998 Through
                          2000       1999      March 31, 2000
                        _________  ________    _______________
SALES, net              $       -  $      -      $     6,995
COST OF SALES                   -         -            4,635
                        _________  ________    _______________

  Gross profit                  -         -            2,360
                        _________  ________    _______________

OPERATING EXPENSES:
  General and
   administrative          16,809     1,520           48,127
  Research and
   development             47,069         -          134,364
                        _________  _________    _______________
  Total Expenses           63,878     1,520          182,491
                        _________  _________    _______________
LOSS FROM
  OPERATIONS              (63,878)   (1,520)        (180,131)


OTHER INCOME
  (EXPENSE):
  Interest income           1,774        46            8,882
  Interest expense              -         -              (39)
                        _________  ________    _______________
                            1,774        46            8,843
                        _________  ________    _______________

LOSS BEFORE
  INCOME TAXES            (62,104)   (1,474)        (171,288)

CURRENT TAX
  EXPENSE                       -         -                -

DEFERRED TAX
  EXPENSE                       -         -                -
                        _________  ________    _______________
NET LOSS                $ (62,104) $ (1,474)     $  (171,288)
                        _________  ________    _______________
LOSS PER COMMON
  SHARE                 $    (.05) $   (.00)     $      (.16)
                        _________  ________    _______________



The accompanying notes are an integral part of these financial statements.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                     [See Accountants' Review Report]

                                For the Three
                                Months Ended        From Inception
                                  March 31,         on February 11,
                             ___________________     1998 Through
                               2000       1999      March 31, 2000
                             _________  ________    _______________
Cash Flows Provided by
 Operating Activities:
  Net loss                   $ (62,104) $ (1,474)     $  (171,288)
  Adjustments to
   reconcile net loss
   to net cash used by
   operating activities:
    Amortization expense             -        50              486
    Depreciation expense           342         -              944
    Changes in assets and
     liabilities:
      Decrease in accounts
       receivable                  510         -                -
      (Increase) in accrued
       interest receivable         (83)        -             (758)
      Increase (decrease)
       in accounts payable      (7,052)      985                -
      Increase in accounts
       payable - related
        party                        -         -               70
      Increase in other
       accrued liabilities       8,971         -           11,215
                             _________  ________    _______________

        Net Cash (Used)
         by Operating
         Activities            (59,416)     (439)        (159,331)
                             _________  ________    _______________

Cash Flows Provided by
 Investing Activities:
  Payments for
   organization costs                -         -             (486)
  Payments for property,
   plant and equipment               -         -           (5,592)
  Payments for refundable
   asset                             -         -             (800)
                             _________  ________    _______________
        Net Cash (Used)
         by Investing
         Activities                  -         -           (6,878)
                             _________  ________    _______________
Cash Flows Provided by
 Financing Activities:
  Proceeds from common
   stock issuance               81,475         -          391,475
  Payment of stock offering
   costs                             -      (465)         (35,935)
                             _________  ________    _______________
        Net Cash Provided
         (Used) by Financing
         Activities             81,475      (465)         355,540
                             _________  ________    _______________
Net Increase (Decrease)in
 Cash                           22,059      (904)         189,331

Cash at Beginning of Period    167,272     6,200                -
                             _________  ________    _______________
Cash at End of Period        $ 189,331  $  5,296      $   189,331
                             _________  ________    _______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                 $       -  $      -      $        39
    Income taxes             $       -  $      -      $         -

Supplemental Schedule of Non-cash Investing and Financing
Activities:
  For the Period Ended March 31, 2000
     None

  For the Period Ended March 31, 1999
     None


The accompanying notes are an integral part of these financial statements.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. (the Company) was organized under the laws of the State of Nevada on February 11, 1998. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company engages in the business of developing proprietary technology to reduce the size of electronic devices that link electronic components together and to make those devices operate at higher speeds.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the  Company's December  31, 1999  audited  financial
  statements.   The  results  of  operations  for  the periods
  ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                 [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consisted of the following at March 31, 2000;

           Office equipment                      $5,592
           Less accumulated depreciation           (944)
                                               _________
                                                 $4,648
                                               _________

  During the three months ended March 31, 2000 depreciation expense amounted to $342.

NOTE 3 - CAPITAL STOCK

  Stock Options - On June 15, 1999, the Company granted 30,000 stock options under the 1998 Stock Option Plan (the
  Plan). The  Company  has adopted   Statement   of  Financial
  Accounting  Standards   No. 123, "Accounting  for Stock-Based
  Compensation." The market value of the Company's common stock was the same as the exercise price of the options on the date of grant; accordingly, no compensation cost has been recognized for the stock options.

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders at that  time  approved  the 1998  Stock Option Plan (the Plan).
  The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives,
  officers, directors, consultants  and  employees.   The awards
  can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At
  March 31, 2000, total options available to be granted under the plan amounted to 970,000.

  A summary of the status of the options granted under the Company's stock option plan at March 31, 2000 is presented below:

                                              March 31, 2000
                                       ____________________________
                                                   Weighted Average
                                        Shares     Exercise  Price
                                       _________   ________________
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
                                       _________   ________________

              MICRO INTERCONNECT TECHNOLOGY, INC.
                [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

A summary of the status of the options outstanding under the Company's stock option plan at March 31, 2000 is presented below:

            Options Outstanding                  Options Exercisable
  _______________________________________  _______________________________
  Average    Weighted-
  Range of   Remaining                     Average
  Exercise    Number     Weighted-Average  Exercise    Number     Exercise
   Prices   Outstanding  Contractual Life   Price    Exercisable    Price
  ________  ___________  ________________  ________  ___________  ________
   $2.00      30,000         7.0 years      $2.00            -      $2.00
  ________  ___________  ________________  ________  ___________  ________


  Common   Stock  -  During  February  1998,  in  connection
  with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.01 per share).

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

  During February and March 2000, proceeds of $81,475 ($2.50 per share) were received and 32,550 shares were issued through exercise of warrants. As of March 31, 2000 there were 267,450 warrants outstanding.

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 1999.

  Stock Warrants - During 1999, the Company approved the sale of warrants to purchase 42,750 shares of
  common  stock  to   various directors,  an  employee  and
  an attorney.   Each  warrant  grants  the holder  the
  right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants can be purchased for a period of 120 days from the date of
  approval.   The  warrants  are exercisable  for five years.
  During the three months ended March 31, 2000, $100 was received for the purchase of 10,000 warrants.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of May 31, 1999, the Company had not paid any compensation to its officers and directors. Starting June 1, 1999 the president is being compensated $962 per week by the Company.

              MICRO INTERCONNECT TECHNOLOGY, INC.
                [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - The Company entered into an exclusive licensing agreement with the officer and
  shareholder of the  Company  for  the exclusive   rights
  for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March
  31, 2007.   The  Company will  pay  a  1%  royalty  of
  gross sales and receipts for the right beginning January 1999. As of March 31, 2000, royalties payable to the officer/shareholder totaled $70. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the
  officer  and shareholder.   According  to  the license
  agreement, incurring these costs extends the license agreement seven years to expire in 2014.

  Rent  Agreement  - Beginning June 1, 1999, the Company
  entered  into  a one-year  lease  for research and office
  space with  a  related  party. Monthly  rent from June 1,
  1999 to October 31, 1999 was  $800.   As  of November  1,
  1999, the manufacturing space was expanded, with a new monthly rent of $1,400. [See Note 7].

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of
  temporary   reporting  differences  between  book  and  tax
  accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000, the Company has available unused operating loss carryforwards of approximately $171,000, which may be applied against future taxable income and which expire in 2018 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent,  in part,  upon the tax laws in
  effect, the future earnings of the Company, and  other
  future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the  loss carryforwards  the Company has established a
  valuation allowance  equal to  the  tax  effect  of
  the  loss carryforwards  and,  therefore,  no
  deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $58,000 and $37,000  as of  March  31,  2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $21,000 for the three months ended March 31, 2000.

              MICRO INTERCONNECT TECHNOLOGY, INC.
                 [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods ended March 31, 2000 and 1999:

                                        For the Three
                                        Months Ended        From Inception
                                          March 31,         on February 11,
                                     ___________________     1998 Through
                                       2000       1999      March 31, 2000
                                     _________  ________    _______________
   Loss from continuing operations
   available to common shareholders
   (numerator)                       $ (62,104) $ (1,474)     $  (171,288)
                                     _________  ________    _______________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                     1,159,646 1,000,000        1,065,633
                                     _________  ________    _______________
NOTE 7 - OPERATING LEASE

  Beginning June 1, 1999, the Company entered into a one-year lease for office space with a related party.
  Space  for  manufacturing  was expanded  as  of  November
  1, 1999.  Monthly  rent  is  $1,400.   Rent expense for the
  period ended March 31, 2000 totaled $4,200.

  PART I FINANCIAL INFORMATION

  ITEM 2 Management's Plan of Operation.

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

  The Company believes that continued development of the direct electronic imaging workstation and construction and debugging of the prototype facility for producing printed circuit boards can be accomplished during 2000 without raising additional funds. Without future earnings from the sale of printed circuit boards produced in the Company's prototype factory., the Company believes that its present cash resources (without exercise of outstanding warrants) are sufficient to satisfy the Company's needs only for approximately twelve months. If holders of some of the 267,450 unexercised warrants at March 31, 2000 sold in the initial public offering choose to exercise the warrants prior to expiration on June 10, 2000, the Company will have additional resources available to finance its ongoing development efforts. Since the last reported $3.50 per share sales price of the Company's stock currently exceeds the $2.50 per share warrant exercise price by approximately forty percent, the Company believes that it is probable that some warrant holders will choose to exercise their warrants, generating additional working capital for the Company. However, the Company's plan of operations for the next twelve months does not anticipate additional funds from exercise of additional warrants.

  If the Company is unsuccessful in developing and profitably marketing or utilizing the direct electronic imaging workstation and the prototype printed circuit board facility, it may be unable to continue operations beyond twelve months without raising additional funds from other sources. Even the successful development of a prototype factory will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all.
  There can be no guarantees that the market will give financial support to the direct electronic imaging workstation or products produced by the prototype printed circuit board production facility, if it becomes fully functional. There is no assurance that the Company will be able to raise additional funds from other sources.

  If the Company successfully completes development of its direct electronic imaging workstation and the prototype factory and is able to market its manufacturing services, the Company may hire an additional 4 full-time employees and may purchase additional equipment costing approximately $50,000. The Company will also continue developing the Company's proprietary technology to develop additional workstations and to construct a complete high volume flexible manufacturing cell (factory) for producing high density electronic interconnects and printed circuit boards. However, the Company expects that it could take up to three years to develop a high volume flexible manufacturing cell. The Company does not believe that revenues generated from future sales of printed circuit boards from the prototype facility will be sufficient to provide all of the financial resources needed for planned future product development. The Company anticipates that it will need additional financing in approximately twelve months to meet its current plan for the development of additional workstations and a high volume flexible manufacturing cell. If by then the Company is unable to obtain additional financing, the Company will not be able to meet its plan for the development of additional workstations and a high volume flexible manufacturing cell.

There are no guarantees that the Company will be successfully able to fund its operations until it can develop a high volume flexible manufacturing factory.


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

MICRO INTERCONNECT TECHNOLOGY, INC.



  /s/ N. Edward Berg                         May 16, 2000
      N. Edward Berg, President                  Date