Form 10KSB/A
period 1999-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2000-06-21
CIK 1061819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB/A

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

     On October 19, 1999, the Company authorized the private sale of 42,750 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only six persons, including four of the directors of the Company, the Company's patent attorney and a technology consultant to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The warrants can be purchased for a period of 120 days from the date of approval. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 1999, no warrants were purchased. The names of the persons authorized to purchase the warrants, the relationship such person has with the Company and the number of warrants authorized to be sold to each person are listed below.

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

27      Financial Data Schedule

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