Form 10QSB
period 2000-06-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2000-08-18
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.


                               FORM 10-QSB


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended June 30, 2000

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

Common Stock outstanding at June 30, 2000 - 1,266,350 shares of $.001 par value Common Stock.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                     [ A Development Stage Company ]

                                  INDEX

PART I  Financial Information

 Item 1 Condensed Balance Sheets -
         June 30, 2000 and December 31, 1999            3

        Condensed Statements of Operations -
         three months and six months ended
         June 30, 2000 and 1999 and from
         inception on February 11, 1998
         through June 30, 2000                          4


        Condensed Statements of Cash Flows -
         three months and six months ended
         June 30, 2000 and 1999 and from
         inception on February 11, 1998
         through June 30, 2000                          5

        Notes to Condensed Financial Statements         6

 Item 2 Management's Plan of Operations                11

PART II Other Information

 Item 1 Legal Proceedings                              12

 Item 2 Changes in Securities                          12


 Item 3      Defaults upon Senior Securities           12


 Item 4 Submission of Matters to a vote of
        Security Holders                               12


 Item 5 Other Information                              12


 Item 6 Exhibits and Reports on Form 8-K               12


        Signature page                                 12

PART 1  FINANCIAL INFORMATION
 Item 1  Financial Statements

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                      June 30,   December 31,
                                        2000         1999
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $  320,337   $  167,272
  Accounts receivable                         -          510
  Accrued interest receivable             1,130          675
                                    ___________  ___________
        Total Current Assets            321,467      168,457
                                    ___________  ___________

PROPERTY, PLANT AND EQUIPMENT, net        4,306        4,990
                                    ___________  ___________
OTHER ASSETS:
  Refundable asset                          800          800
                                    ___________  ___________
        Total Other Assets                  800          800
                                    ___________  ___________
                                     $  326,573   $  174,247
                                    ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $    6,418   $    7,052
  Accounts payable - related party           73           70
  Accrued payroll and payroll taxes      11,215        2,244
                                    ___________  ___________
        Total Current Liabilities        17,706        9,366
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,400 and 1,150,000 shares
   issued and outstanding, respectively   1,266        1,150
  Capital in excess of par value        563,884      272,915
  Deficit accumulated during the
   development stage                   (256,283)    (109,184)
                                    ___________  ___________
        Total Stockholders' Equity      308,867      164,881
                                    ___________  ___________
                                     $  326,573   $  174,247
                                    ___________  ___________



NOTE:   The balance sheet at December 31, 1999 was taken from the
     audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these financial statements.

               MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                       For the              For the
                     Three Month           Six Month    From Inception
                     Period Ended         Period Ended  on February 11,
                       June 30,             June 30,    1998, Through
                ___________________  ____________________ June 30,
                   2000      1999       2000       1999      2000
                _________ _________  _________  _________   _________
REVENUE, net    $     300 $       -  $     300  $       -   $   7,295

COST OF SALES           -     1,258          -      1,258       4,635
                _________ _________  _________  _________   _________

      Gross Profit    300     1,258        300     (1,258)      2,660
                _________ _________  _________  _________   _________

OPERATING EXPENSES:
  General and
    administrative 22,675     7,533     39,120      9,041      70,437
  Research and
    development    64,999     5,416    112,068      5,416     199,363
                _________ _________  _________  _________   _________
  Total expenses   87,674    12,949    151,188     14,457     269,800
                _________ _________  _________  _________   _________

LOSS FROM
  OPERATIONS      (87,374)  (11,691)  (150,888)   (13,199)   (267,140)
                _________ _________  _________  _________   _________

OTHER INCOME
  (EXPENSE):
  Interest income   2,364     2,342      4,138      2,388      11,245
  Interest expense      -       (39)        -         (39)        (39)
                _________ _________  _________  _________   _________
  Total other
  income            2,364     2,303      4,138      2,349      11,206
                _________ _________  _________  _________   _________
LOSS BEFORE
  INCOME TAXES    (85,010)   (9,388)  (146,750)   (10,850)   (255,934)

CURRENT TAX
  EXPENSE               -        -         349         -          349

DEFERRED TAX
  EXPENSE               -        -           -         -            -
                _________ _________  _________  _________   _________
NET LOSS        $ (85,010)$ (9,388)  $(147,099) $ (10,850) $ (256,283)
                _________ _________  _________  _________   _________
LOSS PER COMMON
  SHARE         $    (.07)$   (.01) $     (.12) $    (.01) $     (.24)
                _________ _________  _________  _________   _________




 The accompanying notes are an integral part of these financial statements.

              MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                  For the Six        From Inception
                                  Months Ended      on February 11,
                                    June 30,          1998 Through
                               ______________________   June 30,
                                  2000      1999          2000
                               __________   _________  ___________
Cash Flows Provided by
Operating Activities:
  Net loss                     $ (147,099) $  (10,850) $ (256,283)
  Adjustments to reconcile
  net loss to net cash used
  by operating activities:
    Amortization expense                -          49         486
    Depreciation expense              684          30       1,286
    Changes in assets and
    liabilities:
      (Increase) decrease in
       accounts receivable            510      (1,258)          -
      (Increase) in accrued
       interest receivable           (455)          -      (1,130)
      Increase (decrease) in
       accounts payable              (634)     (2,312)      6,418
      Increase (decrease) in
       accounts payable - related
        party                           3        (473)         73
      Increase in accrued payroll
       and payroll taxes            8,971       6,142      11,215
                               __________   _________  ___________
        Net Cash (Used)
         by Operating
         Activities              (138,020)     (8,672)   (237,935)
                               __________   _________  ___________
Cash Flows Provided by
Investing Activities:
  Payments for organization costs      -            -        (486)
  Payments for property,
   plant and equipment                 -       (3,289)     (5,592)
  Payments for refundable asset        -         (800)       (800)
                               __________   _________  ___________
        Net Cash (Used) by
        Investing Activities           -       (4,089)     (6,878)
                               __________   _________  ___________
Cash Flows Provided by
Financing Activities:
  Proceeds from common stock
   issuance                      291,085      300,000     601,085
  Payment of stock offering
   costs                               -      (25,149)    (35,935)
                               __________   _________  ___________
        Net Cash Provided by
        Financing Activities     291,085      274,851     565,150
                               __________   _________  ___________
Net Increase in Cash             153,065      262,090     320,337

Cash at Beginning of Period      167,272        6,200           -
                               __________   _________  ___________
Cash at End of Period          $ 320,337    $ 268,290  $  320,337
                               __________   _________  ___________
Supplemental Disclosures of
Cash Flow Information:
  Cash paid during the period for:
    Interest                  $       -     $      -   $       39
    Income taxes              $       -     $      -   $      349

Supplemental Schedule of
Noncash Investing and
Financing Activities:
  For the Period Ended June 30, 2000
     None

  For the Period Ended June 30, 1999
     None

 The accompanying notes are an integral part of these financial statements.

              MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. (the Company) was organized under the laws of the State of Nevada on February 11, 1998. The Company is considered a development stage company as defined in SFAS No. 7. The Company engages in the business of developing proprietary technology to reduce the size of electronic devices that link electronic components together and to make those devices operate at higher speeds.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Research and Development - Research and development costs are expensed as incurred.

              MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consisted of the following at  June
  30, 2000;

           Office equipment                 $  5,592

           Less accumulated depreciation      (1,286)
                                            _________
                                            $  4,306
                                            _________

  During the six months ended June 30, 2000 depreciation expense amounted to $684.

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

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At June 30, 2000, total options available to be granted under the plan amounted to 970,000.

  A summary of the status of the options granted under the Company's stock option plan at June 30, 2000 is presented below:

                                                June 30, 2000
                                            ________________________
                                                 Weighted Average
                                              Shares  Exercise Price
                                            _________  _____________
          Outstanding at beginning of period   30,000  $     2.00
          Granted                                   -  $        -
          Exercised                                 -  $        -
          Forfeited                                 -  $        -
          Expired                                   -  $        -
                                            _________  _____________
          Outstanding at end of Period         30,000  $      2.00
                                            _________  _____________
          Weighted average fair value of
            options granted during
            the year                           30,000  $      2.00
                                            _________  _____________

              MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

  A summary of the status of the options outstanding under the Company's stock option plan at June 30, 2000 is presented below:

       Options Outstanding             Options Exercisable
  ______________________________  ________________________________
  Average   Weighted-
  Range of  Remaining Weighted-    Average
  Exercise  Number    Average      Exercise   Number      Exercise
  Prices  Outstanding Contractual LifePrice  Exercisable   Price
  ________ __________ ___________ _________ ____________ _________

  $ 2.00     30,000    7.0 years   $ 2.00        -        $ 2.00
  ________ __________ ___________ _________ ____________ _________


  Common Stock - During the three months ended March 31, 2000, proceeds of $81,475 were received and 32,550 shares were issued; and during the three months ended June 30, 2000, proceeds of $209,610 were received and 83,850 shares were issued, through exercise of warrants at $2.50 per share. The period of exercise expired June 10, 2000.

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

  License Agreement - The Company entered into an exclusive licensing agreement with the officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. As of June 30, 2000, royalties payable to the officer/shareholder totaled $70. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014.

  Rent  Agreement  - Beginning June 1, 1999, the Company  entered into a one-year lease for research and office space with a related party. Monthly rent from June 1, 1999 to October 31, 1999 was $800. As of November 1, 1999, the manufacturing space was expanded, with a new monthly rent of $1,400. [See
  Note 7].

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, the Company has available unused operating loss carryforwards of approximately $256,000, which may be applied against future taxable income and which expire in 2018 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $87,000 and $37,000 as of June 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $50,000 for the six months ended June 30, 2000.

               MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended June 30, 2000 and 1999:

                          For the Three   For the Six
                           Months Ended   Months Ended      From Inception on
                             June 30,       June 30         February 11, 1998
                        ___________________ _________________Through June 30,
                          2000     1999       2000      1999        2000
                        _________ _________  _________ _________ ____________
 Loss from continuing
 operations available
 to common shareholders
 (numerator)           $ (85,010)$ (9,388)  $(147,099) $(10,850) $  (256,283)
                        _________ _________  _________ _________ ____________
 Weighted average
 number of common shares
 outstanding used in
 loss per share for the
 period (denominator)   1,187,941 1,098,091 1,173,794 1,049,724    1,078,426
                        _________ _________ _________ _________ ____________

NOTE 7 - OPERATING LEASE

  Beginning June 1, 1999, the Company entered into a one-year lease for office space with a related party. Space for manufacturing was expanded as of November 1, 1999. Monthly rent is $1,400. Rent expense for the period ended June 30, 2000 totaled $8,400.

PART I FINANCIAL INFORMATION

ITEM 2 Management's Plan of Operation.

The Company is currently developing a direct electronic imaging workstation that can produce in-situ masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. Based on the current state of development of the direct electronic imaging workstation, the Company believes that the imaging workstation will open the way for a lower cost production process for high resolution interconnects. The anticipated changes that can be made in the production process are proprietary to the Company and may give the Company a competitive advantage in profitably producing printed circuit boards. Therefore, the Company's management has decided that during the next ten months the Company's primary research and development effort to develop a commercially viable direct electronic imaging workstation should be expanded to encompass concurrent development of a prototype facility for producing state-of-the-art printed circuit boards. The Company anticipates that printed circuit board sales may generate earnings to help finance the Company's ongoing technological thrust and product development.

The Company believes that continued development of the direct electronic imaging workstation and construction and debugging of the prototype facility for producing printed circuit boards can be accomplished during 2000 without raising additional funds. Without future earnings from the sale of printed circuit boards produced in the Company's prototype factory, the Company believes that its present cash resources (after exercise of outstanding warrants) are sufficient to satisfy the Company's needs only for approximately twelve months.

If the Company is unsuccessful in developing and profitably marketing or utilizing the direct electronic imaging workstation and the prototype printed circuit board facility, it may be unable to continue operations beyond ten months without raising additional funds from other sources. Even the successful development of a prototype factory will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all. There can be no guarantees that the market will give financial support to the direct electronic imaging workstation or products produced by the prototype printed circuit board production facility, if it becomes fully functional. There is no assurance that the Company will be able to raise additional funds from other sources.

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

MICRO INTERCONNECT TECHNOLOGY, INC.



/s/ N. Edward Berg                         August 18, 2000
N. Edward Berg, President                        Date