Form 10QSB
period 2000-09-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2000-11-14
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.


                           FORM 10-QSB


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 2000

                               OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                Commission file number 333-52721


               MICRO INTERCONNECT TECHNOLOGY, INC.
   (Name of Small Business Issuer as specified in its charter)

               Nevada                72-0497440
            (State or other       (I.R.S. employer
            jurisdiction of       indentification No.)
            Incorporation or
            Organization)

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


Common Stock outstanding at September 30, 2000 - 1,266,450 shares of $.001 par value Common Stock.

               MICRO INTERCONNECT TECHNOLOGY, INC.
                 [ A Development Stage Company ]

                              INDEX

PART I  Financial Information

 Item I Condensed Balance Sheets -
         September 30, 2000 and December 31, 1999 .................. 4

        Condensed Statements of Operations -
         three months and nine months ended September 30, 2000
         and 1999 and from inception on February 11, 1998 through
         September 30, 2000 .......................................  5


        Condensed Statements of Cash Flows -
         nine months ended September 30, 2000 and 1999 and
         from inception on February 11, 1998 through September 30,
         2000 ...................................................... 6

        Notes to Condensed Financial Statements .................... 7

 Item 2 Management's Plan of Operations ........................... 12

PART II Other Information

 Item 1 Legal Proceedings ......................................... 13

 Item 2 Changes in Securities ..................................... 13

 Item 3 Defaults upon Senior Securities ........................... 13

 Item 4 Submission of Matters to a vote of
        Security Holders .......................................... 13

 Item 5 Other Information ......................................... 13

 Item 6 Exhibits and Reports on Form 8-K .......................... 13

        Signature page ............................................ 13

PART 1  FINANCIAL INFORMATION

 Item 1  Financial Statements












               MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

               MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                             PAGE



        -   Unaudited Condensed Balance Sheets,
            September 30, 2000 and December 31, 1999          4


        -   Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2000 and 1999 and from inception on
            February 11, 1998 through September 30, 2000      5


        -  Unaudited Condensed Statements of Cash Flows,
           for the nine months ended September 30, 2000
           and 1999 and from inception on February 11,
           1998 through September 30, 2000                    6


        -  Notes to Financial Statements                  7- 11

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]

                   UNAUDITED CONDENSED BALANCE SHEETS

                                 ASSETS

                                   September 30,  December 31,
                                        2000         1999
                                     ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $  237,383   $  167,272
  Accounts receivable                         -          510
  Accrued interest receivable               840          675
                                     ___________  ___________
        Total Current Assets            238,223      168,457
                                     ___________  ___________

PROPERTY, PLANT AND EQUIPMENT, net        3,964        4,990
                                     ___________  ___________
OTHER ASSETS:
  Refundable deposit                        800          800
                                     ___________  ___________
        Total Other Assets                  800          800
                                     ___________  ___________
                                     $  242,987   $  174,247
                                     ___________  ___________

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $    3,855   $    7,052
  Accounts payable - related party           73           70
  Accrued payroll and payroll taxes       2,244        2,244
                                     ___________  ___________
        Total Current Liabilities         6,172        9,366
                                     ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 and 1,150,000 shares
   issued and outstanding,
   respectively                           1,266        1,150
  Capital in excess of par value        563,884      272,915
  Deficit accumulated during the
    development stage                  (328,335)    (109,184)
                                     ___________  ___________
        Total Stockholders' Equity      236,815      164,881
                                     ___________  ___________
                                     $  242,987   $  174,247
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

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]


              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                       For the              For the           From
                     Three Month           Nine Month       Inception
                     Period Ended         Period Ended    on February 11,
                    September 30,        September 30,     1998, Through
                 __________________   ____________________ September 30,
                   2000      1999       2000       1999       2000
                 ________  ________   _________  _________ ____________
REVENUE, net     $     -   $   530    $     300  $  1,788   $    7,295

COST OF SALES          -         -            -         -        4,635
                 ________  ________   _________  _________ ____________

  Gross Profit         -       530         300      1,788        2,660
                 ________  ________   _________  _________ ____________

OPERATING EXPENSES:
  General and
   administrative  16,962    13,903      56,083    22,944       87,400
  Research and
   development     58,366    30,430     170,433    35,846      257,728
                 ________  ________   _________  _________ ____________
  Total expenses   75,328    44,333     226,516    58,790      345,128
                 ________  ________   _________  _________ ____________

LOSS FROM
  OPERATIONS      (75,328)  (43,803)   (226,216)  (57,002)    (342,468)
                 ________  ________   _________  _________ ____________

OTHER INCOME
  (EXPENSE):
  Interest income   3,276     2,556       7,414     4,944       14,521
  Interest expense      -         -           -       (39)         (39)
                 ________  ________   _________  _________ ____________
  Total other
   income           3,276     2,556       7,414     4,905       14,482
                 ________  ________   _________  _________ ____________
LOSS BEFORE
  INCOME TAXES    (72,052)  (41,247)   (218,802)  (52,097)    (327,986)

CURRENT TAX
  EXPENSE               -         -         349         -          349

DEFERRED TAX
  EXPENSE               -         -           -         -            -
                 ________  ________   _________  _________ ____________
NET LOSS         $(72,052) $(41,247)  $(219,151) $(52,097) $  (328,335)
                 ________  ________   _________  _________ ____________
LOSS PER COMMON
  SHARE          $   (.06) $   (.04)  $    (.18)  $  (.05) $     (.30)
                 ________  ________   _________  _________ ____________




     The accompanying notes are an integral part of these financial statements.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]

              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                   For the Nine        From Inception
                                   Months Ended        on February 11,
                                  September 30,         1998 Through
                               ______________________   September 30,
                                  2000      1999           2000
                               __________  __________   _____________
Cash Flows Provided by
 Operating Activities:
  Net loss                     $(219,151)  $ (52,097)   $   (328,335)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
    Amortization expense               -          73             486
    Depreciation expense           1,026          60           1,628
    Changes in assets and
     liabilities:
      (Increase) decrease in
       accounts receivable           510        (530)              -
      (Increase) in accrued
       interest receivable          (165)          -            (840)
      (Increase) in prepaid
       expenses                        -        (800)              -
      Increase (decrease) in
       accounts payable           (3,197)     (2,312)          3,855
      Increase (decrease) in
       accounts payable
       - related party                 3        (468)             73
      Increase in accrued payroll
       and payroll taxes               -       8,971           2,244
                               __________  __________   _____________
        Net Cash (Used) by
          Operating
          Activities            (220,974)    (47,103)       (320,889)
                               __________  __________   _____________
Cash Flows Provided by
  Investing Activities:
  Payments for organization
   costs                               -           -            (486)
  Payments for property,
   plant and equipment                 -      (3,289)         (5,592)
  Payments for refundable asset        -        (800)           (800)
                               __________  __________   _____________
        Net Cash (Used) by
          Investing Activities         -      (4,089)         (6,878)
                               __________  __________   _____________
Cash Flows Provided by
 Financing Activities:
  Proceeds from common stock
   issuance                      291,085     300,000         601,085
  Payment of stock offering costs      -     (27,984)        (35,935)
                               __________  __________   _____________
        Net Cash Provided by
          Financing
          Activities             291,085     272,016         565,150
                               __________  __________   _____________
Net Increase in Cash              70,111     220,824         237,383

Cash at Beginning of Period      167,272       6,200               -
                               __________  __________   _____________
Cash at End of Period          $ 237,383   $ 227,024    $    237,383
                               __________  __________   _____________

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period
  for:
    Interest                   $      -    $      39    $        39
    Income taxes               $    349    $       -    $       349

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 2000
     None

  For the period ended September 30, 1999
     None
     The accompanying notes are an integral part of these financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Research and Development - Research and development costs are expensed as incurred.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consisted of the following at September 30, 2000;

           Office equipment        $  5,592

           Less accumulated
            depreciation             (1,628)
                                   _________
                                   $  3,964
                                   _________

  During the nine months ended September 30, 2000 depreciation expense amounted to $1,026.

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

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At September 30, 2000, total options available to be granted under the plan amounted to 970,000.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

  A summary of the status of the options granted under the Company's stock option plan at September 30, 2000 is presented below:

                                             September 30, 2000
                                         __________________________
                                                     Weighted Average
                                              Shares  Exercise Price
                                          ___________ _____________
       Outstanding at beginning of period   30,000    $     2.00
       Granted                                   -    $        -
       Exercised                                 -    $        -
       Forfeited                                 -    $        -
       Expired                                   -    $        -
                                          ___________ _____________
       Outstanding at end of Period         30,000    $      2.00
                                          ___________ _____________
       Weighted average fair value of
        options granted during the year     30,000    $      2.00
                                          ___________ _____________

  A summary of the status of the options outstanding under the Company's stock option plan at September 30, 2000 is presented below:

           Options Outstanding               Options Exercisable
  ___________________________________ _________________________________
  Average    Weighted-    Weighted
  Range of   Remaining    -Average     Average
  Exercise   Number      Contractual  Exercise   Number      Exercise
   Prices   Outstanding    Life       Price     Exercisable   Price
  _________ ____________ ___________ _________ ____________ ___________

  $2.00       30,000      7.0 years    $2.00       -           $2.00
  _________ ____________ ___________ _________ ____________ ___________

  Common Stock - During the three months ended March 31, 2000, proceeds of $81,475 were received and 32,550 shares were issued; and during the three months ended June 30, 2000, proceeds of $209,610 were received and 83,850 shares were issued, through exercise of warrants at $2.50 per share. The period of exercise expired June 10, 2000.

  During May 1999 the Company made a public stock offering and issued 150,000 units of its previously authorized, but unissued common stock. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant allows the holder to purchase one share of common stock for $2.50; the warrants are subject to adjustment in certain events and are exercisable for a period of one year from the date of the offering. The Company may redeem the warrants at a price of $.01 per warrant, at any time beginning nine months after the date of the offering upon not less than 30 days prior written notice, if the closing bid price of the Company's common stock on the NASDAQ Bulletin Board is at least $3.00 per share for twenty consecutive trading days, ending not earlier than five days before the warrants are called for redemption. Gross proceeds from the sale of stock amounted to $300,000 (or $2 per share). Stock offering costs of $35,935 were offset against the proceeds of the offering in capital in excess of par value.

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

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000.

  Stock Warrants - During 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock to various directors, an employee and an attorney. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants can be purchased for a period of 120 days from the date of approval. The warrants are exercisable for five years. During the nine months ended September 30, 2000, $125 was received for the purchase of 12,500 warrants.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of May 31, 1999, the Company had not paid any compensation to its officers and directors. Starting June 1, 1999 the president is being compensated by the Company.

  License Agreement - The Company entered into an exclusive licensing agreement with the officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. As of September 30, 2000, royalties payable to the officer/shareholder totaled $70. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014.

  Rent Agreement - Beginning June 1, 1999, the Company entered into a one-year lease for research and office space with a related party. Monthly rent from June 1, 1999 to October 31, 1999 was $800. As of November 1, 1999, the manufacturing space was expanded, with a new monthly rent of $1,400. [See Note 7].

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $328,000, which may be applied against future taxable income and which expire in 2018 through 2020.

                   MICRO INTERCONNECT TECHNOLOGY, INC.
                      [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [CONTINUED]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $111,600 and $37,000 as of September 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $74,600 for the nine months ended September 30, 2000.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended September 30, 2000 and 1999:

                          For the Three     For the Nine         From Inception
                           Months Ended     Months Ended         on February 11,
                          September 30,      June 30             1998 Through
                        _________________  _________________     September 30,
                           2000     1999       2000     1999        2000
                        _________ _________  _________ _________  ___________
   Loss from continuing
   operations available
   to common shareholders
   (numerator)         $ (72,052)$ (41,247) $(219,151) $ (52,097) $ (328,335)
                        _________ _________  _________ _________  ___________
   Weighted average
   number of common
   shares outstanding
   used in loss per
   share for the period
   (denominator)       1,266,450  1,150,000  1,204,905 1,083,516   1,096,407
                        _________ _________  _________ _________  ___________

  At September 20, 2000 the Company had 30,000 stock options and 12,500 warrants that were not included in the calculation of loss per share because their affect is anti-dilutive.

NOTE 7 - OPERATING LEASE

  Beginning June 1, 1999, the Company entered into a one-year lease for office space with a related party. Space for manufacturing was expanded as of November 1, 1999. Monthly rent is $1,400. Rent expense for the period ended September 30, 2000 totaled $12,600.

PART I FINANCIAL INFORMATION

ITEM 2 Management's Plan of Operation.

The Company is currently developing a direct electronic imaging workstation that can produce in-situ masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. Based on the current state of development of the direct electronic imaging workstation, the Company believes that the imaging workstation will open the way for a lower cost production process for high resolution interconnects. The anticipated changes that can be made in the production process are proprietary to the Company and may give the Company a competitive advantage in profitably producing printed circuit boards. Therefore, the Company's management has decided that during the next seven months the Company's primary research and development effort to develop a commercially viable direct electronic imaging workstation should be expanded to encompass concurrent development of a prototype facility for producing state-of-the-art printed circuit boards. The Company anticipates that printed circuit board sales may generate earnings to help finance the Company's ongoing technological thrust and product development.

The Company believes that continued development of the direct electronic imaging workstation and construction and debugging of the prototype facility for producing printed circuit boards can be accomplished during 2000 and into 2001 without raising additional funds. Without future earnings from the sale of printed circuit boards produced in the Company's prototype factory, the Company believes that its present cash resources (after exercise of outstanding warrants) are sufficient to satisfy the Company's needs only for approximately nine months.

If the Company is unsuccessful in developing and profitably marketing or utilizing the direct electronic imaging workstation and the prototype printed circuit board facility, it may be unable to continue operations beyond seven months without raising additional funds from other sources. Even the successful development of a prototype factory will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all. There can be no guarantees that the market will give financial support to the direct electronic imaging workstation or products produced by the prototype printed circuit board production facility, if it becomes fully functional. There is no assurance that the Company will be able to raise additional funds from other sources.

If the Company successfully completes development of its direct electronic imaging workstation and the prototype factory and is able to market its manufacturing services, the company may hire an additional 4 full-time employees and may purchase additional equipment costing approximately $50,000. The Company will also continue developing the Company's proprietary technology to develop additional workstations and to construct a complete high volume flexible manufacturing cell (factory) for producing high density electronic interconnects and printed circuit boards. However, the Company expects that it could take up to three years to develop a high volume flexible manufacturing cell. The Company does not believe that revenues generated from future sales of printed circuit boards from the prototype facility will be sufficient to provide all of the financial resources needed for planned future product development. The Company anticipates that it will need additional financing in approximately nine months to meet its current plan for the development of additional workstations and a high volume flexible manufacturing cell. If by then the Company is unable to obtain additional financing, the Company will not be able to meet its plan for the development of additional workstations and a high volume flexible manufacturing cell.
There are no guarantees that the Company will be successfully able to fund its operations until it can develop a high volume flexible manufacturing factory.

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

MICRO INTERCONNECT TECHNOLOGY, INC.


/s/ N. Edward Berg                             November 14, 2000
N. Edward Berg, President                              Date