Form 10KSB
period 2000-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2001-04-02
CIK 1061819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the of the voting and non-voting common stock held by non-affiliates computed by the price ($3.00 per share) at which the common stock was sold as of March 30, 2001 - $799,350.

The issuer's revenues for the most recent fiscal year amounted to $300.

Common Stock outstanding at March 30, 2001 - 1,266,450 shares of $.001 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes        No X

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                             Table of Contents

PART I

Item 1  Description of Business                         3

Item 2  Description of Property                         5

Item 3  Legal Proceedings                               5

Item 4  Submission of Matters to a Vote of
        Security Holders                                5

PART II

Item 5  Market for Common Equity and
        Related Stockholder Matters                     5

Item 6  Management's Plan of Operations                 7

Item 7  Financial Statements                            8

Item 8  Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure            23

PART III

Item 9  Directors, Executive Officers, Promoters
        and Control Persons                            23

Item 10 Executive Compensation                         23

Item 11 Security Ownership of Certain Beneficial Owners
        and Management                                 23

Item 12 Certain Relationships and Related Transactions 23

Item 13 Exhibits and Reports on Form 8-K               23

        Signature page                                 25

PART I

Item 1 Description of Business.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT, INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE ON OTHERS, THE IMPACT OF COMPETITIVE PRODUCTS, PATENT ISSUES, CHANGING MARKET CONDITIONS AND THE OTHER RISKS DETAILED THROUGHOUT THIS FORM 10-KSB. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS FORM 10-KSB. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS

     Micro Interconnect Technology, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 11, 1998. The Company is considered a development stage company and has begun active product development operations. The Company owns exclusive licenses to use innovative technology intended to improve the process and reduce the cost of producing printed circuit boards by eliminating several steps in the production process and by reducing both required materials and the use of costly hazardous chemicals. The Company believes that its technology will permit production of higher resolution interconnects which could be used to make electronics less expensive, smaller and faster. The Company intends to use the licensed technology as well as other proprietary technology to develop direct electronic imaging, plating and etching workstations for high density interconnects and a prototype production facility to manufacture printed circuit boards. The prototype production facility will be used both to refine the products the Company is developing and to demonstrate the Company's technology while manufacturing printed circuit boards for third parties to generate profits which can be used to finance additional product research and development. If the Company can successfully develop its technology into commercial viable processes and products, it will license its technology and sell its products to other manufacturers in the printed circuit board industry.

     The Company's prototype production facility is scheduled to be completed by late Summer 2001. By the end of the third quarter of 2001, the Company expects to begin soliciting work for its production facility.

     The Company has made substantial progress in development of its direct electronic imaging workstation, but has not yet determined when the direct electronic workstation or any of the other workstations will be ready for commercial release or production. There can be no assurance that the Company will be successful in developing workstations or processes superior to those presently available from the Company's present competitors. The risk of failure is high, because the Company may find it more difficult than anticipated to reduce the basic concepts of the proprietary technology to industrial production.

     The Company is competing in an industry with annual sales estimated to exceed $36 billion annually. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The market for which the Company's products are being developed is intensely competitive and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's processes will not be rendered obsolete by changing technology or new industry standards, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which is expected to increase. They can be expected to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors, to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry. These include new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger companies. This, together with the limited capital available to the Company's marketing effort, creates a significant competitive disadvantage to the Company. If the Company is not able to compete successfully, regardless of the development of its products, it will not succeed.

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

     Certain of the Company's technology for developing its workstations and processes for the production of high resolution electronic interconnects will be protected by patents, issued and pending, exclusively licensed by the Company. The Company intends to enforce its licensed patents aggressively and will continue to seek patent protection for innovations for which the Company's management, after consultation with patent counsel, believes patent protection is available and advisable. However, there can be no assurance that such protection will be available or advisable in any particular instance, and there can be no guarantee that future products will be patent protected or that a competitor will not find a means of circumventing any patents that are awarded. There is no guarantee that the Company will have the financial resources necessary to protect its rights adequately. The unavailability of such protection or the inability to adequately enforce such rights could materially adversely affect the Company's business and operating results. In addition, the Company operates in a competitive environment in which it would not be unlikely for a third party to claim, frivolously or otherwise, that certain of the Company's products may infringe the patents or rights of such third parties. Even the defense of any litigation arising from any such claims may have adverse consequences to the Company. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may be required to obtain licenses relating to technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could materially adversely affect the Company's operation.

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

     Since completion of the Company's initial public offering in May 1999 and exercise of warrants in 2000 the Company has incurred research and development expenditures in the amount of $ 299,280. Since the Company's products are still under development and the Company presently has no customers, the research and development costs are borne directly by the Company.

     The total number of employees working for the Company is 5, of which 2 are full time employees.


Item 2 Description of Property.

     The Company conducts its business at a facility located on Tirrell Hill Road in Goffstown, N.H. which it has leased from Ruth Berg, spouse of
N. Edward Berg, President and Chairman of the Board. The Company does not own any real property and has no present plans to acquire any real property. The Company believes that the existing leased facilities are adequate for its present needs.

Item 3 Legal Proceedings.

     The Company is not a party to any pending legal proceeding.

Item 4 Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, by proxy or otherwise.

PART II

Item 5 Market for Common Equity and Related Stockholder Matters.

     Currently the Company's $.001 par value Common Stock (the "Company's stock") is traded over the counter on the NASDAQ Bulletin Board under the trading symbol MITR. During 2000 there was little significant trading market for the Company's stock. Recently the high and low bid prices for the Company's stock have been $4.00 and $3.00, respectively. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     No dividends have been paid on the Company's stock. The Company currently intends to retain earnings for use in operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

     The last reported sales price of the Company's common stock was $3.00 as of March 30, 2001. As of March 30, 2001, there were approximately 45 holders of record of the Company's stock.

     On March 2, 1999, the United States Securities and Exchange Commission entered an order under SEC File No. 333-52721 declaring the Company's Form SB-2 Registration Statement effective, and the Company immediately commenced a public offering of 150,000 units of the Company's securities at a price of $2.00 per unit for an aggregate price of $300,000. Each unit consisted of one share of the Company's $.001 par value Common Stock and two redeemable common stock purchase warrants. Each warrant was exercisable to purchase one share of the Company's $.001 par value Common Stock for $2.50 per share and was scheduled to expire if not exercised by June 10, 2000. The offering was terminated in May 1999 after the Company successfully sold all 150,000 units of securities registered. The gross proceeds of the offering amounted to $300,000. Stock offering costs of $35,935, including legal fees, filing fees, and printing costs, were offset against the proceeds of the offering, for net proceeds to the Company in the amount of $264,065. No underwriter was involved in the offering, and no underwriting discounts, commissions, finder's fees or other underwriter's expenses were paid. There were no direct or indirect payments to directors or officers of the Company.

     From April through June 2000, the Company issued 116,450 shares of common stock for $290,985 cash. The stock was issued through the exercise of 116,450 warrants to purchase one share of common stock each.

     The net proceeds of the initial public offering and exercise of warrants to the Company were immediately added to the Company's working capital and have been used since in furtherance of the Company's business, including research and development and general and administrative expenses. The unused net proceeds of the offering are on deposit in interest bearing accounts at the Company's bank. Of the amounts stated for research and development and for general and administrative expenses, during 2000 $16,800 was paid to Ruth Berg, spouse of N. Edward Berg for rent of the premises used by the Company, and approximately $46,000 gross salary was paid to N. Edward Berg. There were no other direct or indirect payments to any director or officer of the Company, except for reimbursements of amounts advanced for the Company.

     The use of the net offering proceeds is somewhat different from what was described in the prospectus prepared in connection with the Company's public offering. Research and development expenditures to date have been somewhat less than anticipated, and general and administrative expenditures have been somewhat higher than anticipated. There are three principal reasons for the differences. First, the Company has been able to progress with its research and development faster and for less money than was originally expected, in part due to greater than expected productivity of its employees and in part due to availability of less expensive research and development personnel than the Company originally contemplated. Secondly, because of the faster than anticipated progress in its research and development efforts, the Company's management has decided to use some of the technology it licensed or developed to concurrently produce a prototype printed circuit board production facility, increasing both the space the Company is required to rent and other general and administrative expenses. Finally, with the benefit of hindsight, the Company believes now that it originally underestimated the general and administrative expenses required to conduct the Company's business efficiently.

     On October 19, 1999, the Company authorized the private sale of 42,750 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only six persons, including four of the directors of the Company, the Company's patent attorney and a technology consultant to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2000, 35,000 of these warrants were purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

James R. Boyack                                  Director   12,500
Peter Roth                         Director        12,500
David B. Ostler                    Director         1,250
Woodie Flowers                     Director         4,000
Brian Holland                      Consultant      10,000
Norman Soloway                     Patent Attorney   2,500

Item 6 Management's Plan of Operations.

     The Company is currently developing a direct electronic imaging workstation that can produce in-situ masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. Based on the current state of development of the direct electronic imaging workstation, the Company believes that the imaging workstation will open the way for a lower cost production process for high resolution interconnects. The anticipated changes that can be made in the production process are proprietary to the Company and may give the Company a competitive advantage in profitably producing printed circuit boards. Therefore, the Company's management has decided that during the coming months the Company's primary research and development effort to develop a commercially viable direct electronic imaging workstation will be expanded to encompass concurrent development of a prototype facility for producing state-of-the-art printed circuit boards. The Company anticipates that printed circuit board sales may generate earnings to help finance the Company's ongoing technological thrust and product development.

     Without sufficient future earnings from the sale of printed circuit boards produced in the Company's prototype factory, the Company believes that its present cash resources are sufficient to satisfy the Company's needs only for approximately seven months.

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

     If the Company successfully completes development of its direct electronic imaging workstation and the prototype factory and is able to market its manufacturing services, the Company may hire an additional 4 full-time employees and may purchase additional equipment costing approximately $100,000. The Company will also continue developing the Company's proprietary technology to develop additional workstations and to construct a complete high volume flexible manufacturing cell (factory) for producing high density electronic interconnects or printed circuit boards. However, the Company expects that it could take up to three years to develop a total high volume flexible manufacturing cell. The Company does not believe that revenues generated from future sales of printed circuit boards from the prototype facility will be sufficient to provide all of the financial resources needed for planned future product development. The Company anticipates that it will need additional financing in approximately seven months to meet its current plan for the development of additional workstations and a high volume flexible manufacturing cell. If by then the Company is unable to obtain additional financing, the Company will not be able to meet its plan for the development of additional workstations and a high volume flexible manufacturing cell.

     There are no guarantees that the Company will be successfully able to fund its operations until it can develop a total high volume flexible manufacturing cell factory.

Item 7 Financial Statements













                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

          Independent Auditors' Report                     10


          Balance Sheet, December 31, 2000                 11


          Statements of Operations, for the years ended
            December 31, 2000 and 1999 and from inception
            on February 11, 1998 through December 31,
            2000                                           12


          Statement of Stockholders' Equity,
            from inception on February 11, 1998
            through December 31, 2000                      13


          Statements of Cash Flows, for the years ended
            December 31, 2000 and 1999 and from inception
            on February 11, 1998 through December 31,
            2000                                           14


          Notes to Financial Statements               15 - 22

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
MICRO INTERCONNECT TECHNOLOGY, INC.
Bedford, New Hampshire

We have audited the accompanying balance sheet of Micro Interconnect Technology, Inc. [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on February 11, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Micro Interconnect Technology, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 6 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.
February 26, 2001
Salt Lake City, Utah

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS

                                                      December 31,
                                                          2000
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $  187,705
  Accrued interest receivable                                 691
                                                      ___________
        Total Current Assets                              188,396
                                                      ___________

PROPERTY AND EQUIPMENT, net                                 3,884
                                                      ___________
OTHER ASSETS:
  Refundable deposits                                         800
                                                      ___________
        Total Other Assets                                    800
                                                      ___________
                                                       $  193,080
                                                     _____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    5,409
  Accounts payable - related party                             73
  Other accrued liabilities                                10,530
                                                      ___________
        Total Current Liabilities                          16,012
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 shares issued and
   outstanding                                              1,267
  Capital in excess of par value                          564,133
  Deficit accumulated during the
    development stage                                    (388,332)
                                                      ___________
        Total Stockholders' Equity                        177,068
                                                      ___________
                                                       $  193,080
                                                     _____________


 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS




                                        For the      From Inception
                                      Years Ended   on February 11,
                                      December 31,   1998, Through
                               _______________________December 31,
                                    2000       1999       2000
                                ___________ __________ __________

SALES, net                       $      300  $   6,995  $   7,295

COST OF SALES                             -      4,635      4,635
                                ___________ __________ __________
      Gross Profit                      300      2,360      2,660
                                ___________ __________ __________
OPERATING EXPENSES:
  General and administrative         77,317     30,050    108,635
  Research and development          211,885     87,295    299,180
                                ___________ __________ __________
      Total Operating Expenses      289,202    117,345    407,815
                                ___________ __________ __________
LOSS FROM OPERATIONS              (288,902)  (114,985)  (405,155)
                                ___________ __________ __________
OTHER INCOME (EXPENSE):
  Interest income                     9,754      6,996     16,862
  Interest expense                        -       (39)       (39)
                                ___________ __________ __________
      Total Other Income (Expense)    9,754      6,957     16,823
                                ___________ __________ __________
LOSS BEFORE INCOME TAXES           (279,148)  (108,028)  (388,332)

CURRENT TAX EXPENSE                       -          -          -

DEFERRED TAX EXPENSE                      -          -          -
                                ___________ __________ __________

NET LOSS                         $(279,148)  $(108,028) $(388,332)
                                ___________ __________ __________

LOSS PER COMMON SHARE            $      (.25)     $     (.10)$   (.32)
                                __________________________________




The accompanying notes are an integral part of these financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2000

                                                               Deficit
                                                             Accumulated
           Preferred Stock     Common Stock       Capital in  During the
         ___________________ ____________________  Excess of  Development
           Shares   Amount     Shares    Amount    Par Value    Stage
         ________ __________ __________ _________ __________  ____________
BALANCE,
 February 11,
  1998          - $        -          - $       - $        -  $          -

Issuance
 of 1,000,000
 shares of
 common stock
 for cash,
 February 1998
 at $.01
 per share      -          -  1,000,000     1,000      9,000            -

Net loss for
 the period
 ended
 December 31,
 1998           -          -          -         -          -        (1,156)
         ________ __________ __________ _________ __________  ____________
BALANCE,
 December 31,
 1998           -          -  1,000,000     1,000      9,000        (1,156)

Issuance of
 150,000 shares
 of common stock
 for cash, May
 1999 at $2.00
 per share,
 net of stock
 offering costs
 of $35,935     -          -    150,000       150    263,915             -

Net loss for
 the year ended
 December 31,
 1999            -          -          -         -          -      (108,028)
          ________ __________ __________ _________ __________  ____________

BALANCE,
 December 31,
 1999           -          -  1,150,000     1,150    272,915      (109,184)

Issuance of
 116,450 shares
 common stock
 for $290,985
 cash, or $2.50
 per share,
 June 2000                                116,450        117       290,868

Proceeds from
 sale of 35,000
 warrants to
 purchase common
 stock for $350
 cash, or $.01
 per warrant,
 June 2000      -          -          -         -        350             -

Net loss for
 the year ended
 December 31,
 2000            -          -          -         -          -      (279,148)
          ________ __________ __________ _________ __________  ____________

BALANCE,
 December 31,
 2000            - $        -  1,266,450 $   1,267 $  564,133  $   (388,332)
          ________ __________ __________ _________ __________  ____________













 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                        For the       From Inception
                                      Years Ended     on February 11,
                                      December 31,     1998 Through
                               _______________________ December 31,
                                    2000      1999        2000
                               ____________  _________  __________
Cash Flows from Operating
 Activities:
  Net loss                     $   (279,148) $(108,028) $ (388,332)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Amortization expense                   -        405         486
   Depreciation expense               1,106        602       1,708
   Changes in assets and
    liabilities:
     (Increase) decrease in
       accounts receivable              510       (510)          -
     (Increase) in other
       receivables                      (16)      (675)       (691)
     (Increase) in refundable
       assets                             -       (800)       (800)
     Increase (decrease) in
       accounts payable              (1,643)     5,877       5,409
     Increase (decrease) in
       accounts payable - related
        party                             3       (416)         73
     Increase in other accrued
        liabilities                   8,286      2,244      10,530
                               ____________  _________  __________
     Net Cash (Used) by
       Operating Activities        (270,902)  (101,301)   (371,617)
                               ____________  _________  __________
Cash Flows from Investing
 Activities:
  Payments for organization costs         -          -        (486)
 Purchase of property and equipment       -     (5,592)     (5,592)
                               ____________  _________  __________
     Net Cash (Used) by
       Investing Activities               -     (5,592)     (6,078)
                               ____________  _________  __________
Cash Flows from Financing
 Activities:
  Proceeds from common stock
   issuance                         290,985    300,000     600,985
 Stock offering costs                     -    (32,035)    (35,935)
 Proceeds from sale of warrants         350          -         350
                               ____________  _________  __________
     Net Cash Provided by
       Financing Activities         291,335    267,965     565,400
                               ____________  _________  __________
Net Increase in Cash                 20,433    161,072     187,705

Cash at Beginning of Period         167,272      6,200           -
                               ____________  _________  __________
Cash at End of Period          $    187,705  $ 167,272  $  187,705
                               ____________  _________  __________


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                    $          -  $      39  $       39
   Income taxes                $          -  $       -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the years ended December 31, 2000 and 1999:
   None.

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. For the years ended December 31, 2000 and 1999 the Company has cash balances in excess of federally insured amount by $87,705 and $67,272, respectively.

  Organization Costs - The Company has amortized its organization costs, which reflect amounts expended to organize the Company. Amortization expense for the years ended December 31, 2000 and 1999 totaled $0 and $405, respectively.

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

  Research and Development - Research and development costs are expensed as incurred. [See Note 7]

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  [See Note 5]

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" [See Note 10].

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133),", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at December 31, 2000:

                                           2000      1999
                                         _________  ________
           Office equipment               $  5,592   $ 5,592
           Less accumulated depreciation    (1,708)     (602)
                                         _________  ________
                                          $  3,884   $ 4,990
                                         _________  ________

  During the years ended December 31, 2000 and 1999 depreciation expense amounted to $1,106 and $602, respectively.

NOTE 3 - LICENSE AGREEMENT

  The  Company entered into an exclusive licensing agreement with an  officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. For the years ended December 31, 2000 and 1999, the Company had royalty expense in the amount of $3 and $70, respectively. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014. The Company expensed the costs during 1999.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - OPERATING LEASE

  Beginning June 1, 1999, the Company entered into a one year lease for office space. Monthly rent from November 1, 1999 to December 31, 2000 was approximately $1,400. Rent expense for the years ended December 31, 2000 and 1999 totaled $16,800 and $6,950, respectively. A security deposit of $800 was also paid during the year ended December 31, 1999. The Company continues to occupy the space on a month to month basis.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $388,000, which may be applied against future taxable income and which expire in 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $132,000 and $37,000 as of December 31, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $95,000 and $36,600 for the years ended December 31, 2000 and 1999, respectively.


NOTE 6 - GOING CONCERN

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.


NOTE 7 - RESEARCH AND DEVELOPMENT

  The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $211,885 and $87,295 for the years ended December 31, 2000 and 1999.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001 at December 31, 2000, 1,266,500 shares were issued and outstanding.

  From April through June 2000, the Company issued 116,450 shares of common stock for $290,985 cash. The stock was issued through the exercise of 116,450 warrants to purchase one share of common stock each.

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

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

  Stock Warrants - During 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock, to various directors, an employee, and an attorney. They can purchase their warrants at $.01 per warrant. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants can be purchased for a period of 120 days from the date of approval. The warrants are exercisable for five years. As of December 31, 2000, 35,000 warrants were purchased and outstanding.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

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

                                             2000
                                        ______________
    Net Loss          As reported         $   (279,148)
                      Proforma            $   (279,148)

    (Loss) per share  As reported         $     (.25)
                      Proforma            $     (.25)
    Diluted (loss) per share  As reported $       NA
                      Proforma            $       NA

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year ended December 31, 2000: risk-free interest rate of 5.65%, expected dividend yield of zero, expected lives of 7 years and expected volatility of 20%.

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the Board of Directors. At December 31, 2000, total options available to be granted under the plan amounted to 970,000.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the options granted under the Company's stock option plan at December 31, 2000 is presented below:

                                               December 31, 2000
                                          __________________________
                                                     Weighted Average
                                            Shares    Exercise Price
                                          __________  ______________
          Outstanding at beginning of year    30,000  $      2.00
          Granted                                  -  $        -
          Exercised                                -  $        -
          Forfeited                                -  $        -
          Expired                                  -  $        -
                                          __________  ______________
          Outstanding at end of year          30,000  $      2.00
                                          __________  ______________
          Weighted average fair value of options granted
            during the year                   30,000  $      2.00
                                         ___________  _______________

  A summary of the status of the options outstanding under the Company's stock option plan at December 31, 2000 is presented below:

             Options Outstanding                          Options Exercisable
______________________________________________________ ________________________
Range of            Weighted-Average Weighted-Average         Weighted-Average
Exercise   Number       Remaining         Exercise      Number     Exercise
Prices   Outstanding Contractual Life      Price      Exercisable   Price
________ ___________ ________________ _______________ ___________ _____________
$   2.00      30,000     6.0 years    $          2.00      30,000 $        2.00
________ ___________ ________________ _______________ ___________ _____________

NOTE 9 - RELATED PARTY TRANSACTIONS

  Management Compensation - Starting June 1, 1999 the president is being compensated by the Company. For the years ended December 31, 2000 and 1999, the Company paid approximately $46,000 and $29,000, respectively, in salary to the president.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock to various directors, an employee and an attorney. Of the warrants approved to sale, 30,250 were to directors. During the year ended December 31, 2000, the Company issued 35,000 warrants for proceeds of $350 cash.

  Research and Development Expenses - During the year ended December 31, 2000, the Company purchased raw materials and labor in the amount of $6,084 from a relative of an officer/director of the Company.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the rights beginning January 1999. As of December 31, 2000, royalties payable to the officer/shareholder totaled $73. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014. The Company expensed the costs during 1999.

  Rent Agreement - Beginning June 1, 1999, the Company entered into a one year lease for office space with a related party. Monthly rent from June 1, 1999 to October 31, 1999 was $800. Monthly rent from November 1, 1999 to December 31, 2000 was approximately $1,400 [See Note 4]. Total rent paid during 2000 and 1999 to the related party was $16,800 and $6,950, respectively. The Company continues to occupy the space on a month to month basis.

NOTE 10 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999 and from inception on February 11, 1998 through December 31, 2000:

                                        For the        From Inception
                                      Years Ended      on February 11,
                                      December 31,     1998 Through
                                _______________________ December 31,
                                    2000        1999       2000
                                ____________ __________  __________

         Loss from continuing
          operations available
          to  common shareholders
         (numerator)            $   (279,148)$ (108,028) $ (388,332)
                                ____________ __________  __________
         Weighted average number
          of common shares
          outstanding used
          in loss per share for
          the period
         (denominator)             1,217,770  1,100,274   1,110,345
                                ____________ __________  __________

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

PART III

Item 9 Directors, Executive Officers, Promoters and Control Person; Compliance with
         Section 16(a) of the Exchange Act.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Nominees," "Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10 Executive Compensation.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Executive Compensation."

Item 11 Security Ownership of Certain Beneficial Owners and Management.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 12 Certain Relationships and Related Transactions.

     The information required in this item is incorporated by reference to the Section of the Proxy Statement for the Year 2001 Annual Meeting of Shareholders entitled "Certain Relationships and Related transactions."

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


     No reports on Form 8-K were filed during the quarter ended December
31, 2000.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000

MICRO INTERCONNECT TECHNOLOGY, INC.


By: /S/N. EDWARD BERG, PRESIDENT
N. Edward Berg, President


Signature                          Title



/S/N. EDWARD BERG                  President (Principal Executive Officer)
N. Edward Berg                     and Chairman of the Board





/S/ROGER SHARP                     Secretary/Treasurer (Principal Financial
Roger Sharp                        and Accounting Officer)





/S/JAMES R. BOYACK                 Director
James R. Boyack





/S/WOODIE FLOWERS                  Director
Woodie Flowers





/S/PETER ROTH                      Director
Peter Roth