Form 10QSB
period 2001-03-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2001-05-22
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 2001

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

Common Stock outstanding at March 31, 2001 - 1,266,450 shares of $.001 par value Common Stock.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                      [ A Development Stage Company ]

                                   INDEX

PART I  Financial Information

 Item I Unaudited Condensed Balance Sheets -
         March 31, 2001 and December 31, 2000                      2

        Unaudited Condensed Statements of Operations -
         three months  ended March 31, 2001 and 2000 and from
         inception on February 11, 1998 through March 31, 2001...  3


        Unaudited Condensed Statements of Cash Flows -
         three months ended March 31, 2001 and 2000 and from
         inception on February 11, 1998 through March 31, 2001.....4

        Notes to Unaudited Condensed Financial Statements          5

 Item 2 Management's Plan of Operations                           10

PART II Other Information

 Item 1 Legal Proceedings                                          12

 Item 2 Changes in Securities                                      12

 Item 3 Defaults upon Senior Securities                            12

 Item 4 Submission of Matters to a vote of
        Security Holders                                           12

 Item 5 Other Information                                          12

 Item 6 Exhibits and Reports on Form 8-K                           12

        Signature page                                             12

PART 1  FINANCIAL INFORMATION
 Item 1  Financial Statements






                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

             Unaudited Condensed Balance Sheets,
            March 31, 2001 and December 31, 2000                2


             Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2001 and
            2000 and from inception on February 11, 1998
             through March 31, 2001                              3


        -  Unaudited Condensed Statements of Cash Flows, for
             the three months ended March 31, 2001 and 2000
             and from inception on February 11, 1998 through
             March 31, 2001                                      4


        -  Notes to Financial Statements                      5 - 11

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS

                                     March 31,   December 31,
                                        2001         2000
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $  134,835   $  187,705
  Accrued interest receivable               499          691
                                    ___________  ___________
        Total Current Assets            135,334      188,396
                                    ___________  ___________

PROPERTY, PLANT AND EQUIPMENT, net        3,607        3,884
                                    ___________  ___________
OTHER ASSETS:
  Refundable asset                          800          800
                                    ___________  ___________
        Total Other Assets                  800          800
                                    ___________  ___________
                                     $  139,741   $  193,080
                                   ____________ ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $    4,217   $    5,409
  Accounts payable - related party           80           73
  Accrued payroll and payroll taxes      15,380       10,530
                                    ___________  ___________
        Total Current Liabilities        19,677       16,012
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 and 1,266,450 shares
   issued and outstanding, respectively   1,267        1,267
  Capital in excess of par value        564,133      564,133
  Deficit accumulated during the
    development stage                 (445,336)    (388,332)
                                    ___________  ___________
        Total Stockholders' Equity      120,064      177,068
                                    ___________  ___________
                                     $  139,741   $  193,080
                                   ____________ ____________



NOTE:   The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                         For the Three     From Inception
                                          Months Ended    on February 11,
                                           March 31,        1998, Through
                                      ____________________    March 31,
                                         2001       2000         2001
                                      _________  _________  _________
REVENUE, net                           $    720   $     -  $  8,015

COST OF SALES                                 -         -     4,635
                                      _________  _________  _________

        Gross Profit                        720         -     3,380
                                      _________  _________  _________

OPERATING EXPENSES:
  General and
    administrative                       12,574    16,809    121,209
  Research and
    development                          46,752    47,069    345,932
                                      _________  _________  _________
  Total expenses                         59,326    63,878    467,141
                                      _________  _________  _________

LOSS FROM
  OPERATIONS                           (58,606)   (63,878)  (463,761)
                                      _________  ________  __________

OTHER INCOME
  (EXPENSE):
  Interest income                         1,602     1,774    18,464
  Interest expense                            -         -      (39)
                                      _________  ________  __________
  Total other income                      1,602     1,774    18,425
                                      _________  ________  __________
LOSS BEFORE
  INCOME TAXES                         (57,004)  (62,104)  (445,336)

CURRENT TAX
  EXPENSE                                     -         -         -

DEFERRED TAX
  EXPENSE                                     -         -         -
                                      _________  _________  _________
NET LOSS                              $(57,004)  $(62,104) $(445,336)
                                      _________  _________  _________
LOSS PER COMMON
  SHARE                               $  (.05)   $ (.05)     $ (.40)
                                      _________  _________  _________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three      From Inception
                                           Months Ended     on February 11,
                                             March 31,         1998 Through
                                        _____________________  March 31,
                                           2001        2000        2001
                                        _________   _________   _________
Cash Flows Provided by
 Operating Activities:
  Net loss                              $ (57,004)  $ (62,104)  $(445,336)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Amortization expense                        -           -            486
    Depreciation expense                      277         342          1,985
    Changes in assets and liabilities:
      Decrease in accounts receivable           -         510              -
      (Increase) decrease in
        other receivables                     192         (83)          (499)
      (Increase) in refundable assets           -           -           (800)
      Increase (decrease) in
        accounts payable                   (1,192)     (7,052)         4,217
      Increase in accounts payable
        - related party                         7           -             80
      Increase in other accrued liabilities  4,850      8,971         15,380
                                         _________   _________     _________
        Net Cash (Used) by Operating
          Activities                       (52,870)   (59,416)      (424,487)
                                          _________   _________    _________
Cash Flows Provided by
 Investing Activities:
  Payments for organization costs                -          -          (486)
  Payments for property, plant and equipment     -          -        (5,592)
                                         _________   _________     _________
        Net Cash (Used) by
        Investing Activities                     -          -        (6,078)
                                         _________   _________      _________
Cash Flows Provided by Financing Activities:
  Proceeds from common stock issuance            -     81,475        600,985
  Stock offering costs                           -         -        (35,935)
  Proceeds from sale of warrants                 -         -             350
                                         _________   _________     _________
        Net Cash Provided by
         Financing Activities                    -    81,475         565,400
                                         _________   _________   _________
Net Increase (Decrease) in Cash            (52,870)    22,059        134,835

Cash at Beginning of Period                 187,705   167,272              -
                                         _________   _________     _________
Cash at End of Period                      $134,835  $189,331      $ 134,835
                                         _________   _________     _________
Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
    Interest                             $   -       $     -        $    39
    Income taxes                         $   -       $     -        $     -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Periods Ended March 31, 2001 and 2000:
     None




 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 8]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2001 and December 31, 2000 the Company has cash balances in excess of the federally insured amount by $34,835 and $87,705, respectively.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Research and Development - Research and development costs are expensed as incurred.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  [See Note 5]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at:

                                       March 31,   December 31,
                                          2001         2000
                                      ___________  ___________
           Office equipment             $   5,592    $   5,592
           Less accumulated depreciation  (1,985)      (1,708)
                                      ___________  ___________
                                        $   3,607    $   3,884
                                     ____________ ____________

  During the three months ended March 31, 2001 and 2000 depreciation expense amounted to $277 and $342, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At both March 31, 2001 and December 31, 2000, 1,266,450 shares were issued and outstanding.

  From April through June 2000, the Company issued 116,450 shares of common stock for $290,985 cash. The stock was issued through the exercise of 116,450 warrants to purchase one share of common stock each.

  During May 1999 the Company completed a public stock offering and issued 150,000 units of its previously authorized, but unissued, common stock. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant allowed the holder to purchase one share of common stock for $2.50. The warrants were subject to adjustment in certain events and were exercisable for a period of one year from the date of the offering. The Company had the option to redeem the warrants at a price of $.01 per warrant, at any time beginning six months after the date of the offering upon not less than 30 days prior written notice, if the closing bid price of the Company's common stock on the NASDAQ Bulletin Board was at least $3.00 per share for twenty consecutive trading days, ending not earlier than five days before the warrants were called for redemption. Gross proceeds from the sale of stock amounted to $300,000 (or $2 per share). Stock offering costs of $35,935 were offset against the proceeds of the offering in capital in excess of par value. The offering was registered with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. An offering price of $2 per unit was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter.

  During February 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued, common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.01 per share).

  Preferred  Stock  -  The  Company  has  authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001 and December 31, 2000.

  Stock Warrants - During 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock, to various directors, an employee, and an attorney. They purchased their warrants at $.01 per warrant. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants can be purchased for a period of 120 days from the date of approval. The warrants are exercisable for five years. As of March 31, 2001, 35,000 warrants were outstanding.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Options - On June 15, 1999, the Company granted 30,000 stock options under the 1998 Stock Option Plan (the Plan). The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the stock options under APB 25 since the market value of the Company's common stock was equal to the exercise price of the options on the date of grant. No compensation cost has been recognized for the stock option plans under SFAS No. 123. Since the granting of 30,000 stock options, no options have been exercised, cancelled, forfeited, or granted.

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the Board of Directors. At March 31, 2001 and December 31, 2000, total options available to be granted under the plan amounted to 970,000 and 970,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of May 31, 1999, the Company had not paid any compensation to its officers and directors. Starting June 1, 1999 the president is being compensated by the Company. During the three months ended March 31, 2001 and 2000, the president's salary expense amounted to approximately $12,500 and $8,333, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock to various directors, an employee and an attorney. Of the warrants approved for sale, 30,250 were to directors. During the year ended December 31, 2000, the Company issued 35,000 warrants for proceeds of $350 cash. During the three months ended March 31, 2001, no warrants were issued, exercised, cancelled, or forfeited.

  Research and Development Expenses - During the three months ended March 31, 2001 and 2000, the Company purchased raw materials and labor in the amount of $2,041 and $0, respectively, from a relative of an officer/director of the Company.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the rights beginning January 1999. As of March 31, 2001, royalties payable to the officer/shareholder totaled $80. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014. The Company expensed the costs during 1999.

  Rent Agreement - Beginning June 1, 1999, the Company entered into a one year lease for office space with a related party. Monthly rent from November 1, 1999 to March 31, 2001 was approximately $1,400. Total rent paid during the three months ended March 31, 2001 and 2000 to the related party was $4,200 and $4,200, respectively. The Company continues to occupy the space on a month to month basis.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB   109   requires  the  Company  to  provide  a   net   deferred   tax
  asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $445,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $151,000 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $19,000 for the three months ended March 31, 2001.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LICENSE AGREEMENT

  The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The agreement expires March 31, 2007. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. For the three months ended March 31, 2001 and 2000, the Company had royalty expense in the amount of $7 and $0, respectively. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014. The Company expensed the costs during 1999.

NOTE 7 - OPERATING LEASE

  Beginning June 1, 1999, the Company entered into a one year lease for office space. Monthly rent from November 1, 1999 to December 31, 2000 was approximately $1,400. Rent expense for the three months ended March 31, 2001 and 2000 totaled $4,200 and $4,200, respectively. A security deposit of $800 was also paid during the year ended December 31, 1999. The Company continues to occupy the space on a month to month basis.

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended:

                                         For the Three     From Inception
                                          Months Ended     on February 11,
                                           March 31,         1998 Through
                                        ___________________    March 31,
                                           2001    2000          2001
                                        _______   _________  ____________
   Loss from continuing operations
   available to common shareholders
   (numerator)                         $(57,004) $(62,104)    $ (445,336)
                                        _______   _________  ____________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                      1,266,450  1,159,646     1,122,626
                                        _______   _________  ____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN

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

The Company believes that the debugging of the first version of the electronic imaging workstation has been accomplished. The prototype facility (called The Micro Manufacturing Process) for producing printed circuit board is in its early production stage, having produced and delivered circuit boards to three customers. Without future earnings from the sale of printed circuit boards produced in The Micro Manufacturing Process (the Company's prototype factory), the Company believes that its present cash resources are sufficient to satisfy the Company's needs only for approximately eight months.

     Even the successful development of The Micro Manufacturing Process will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all. There can be no guarantees that the market will give financial support to the direct electronic imaging workstation or products produced by the prototype printed circuit board production facility. There is no assurance that the Company will be able to raise additional funds from other sources. However the rate of expenditures has been slowed by cost reduction measures and near-completion of The Micro Manufacturing Process.

     With the Company's successful state of completion of the development of its direct electronic imaging workstation and The Micro Manufacturing Process and if it is able to market its manufacturing services, the Company may hire an additional 4 full-time employees and may purchase additional equipment costing approximately $50,000. The Company will also continue developing the Company's proprietary technology to develop additional workstations and to construct a complete high volume flexible manufacturing cell (factory) for producing high density electronic interconnects or printed circuit boards. However, the Company expects that it could take up to three years to develop a high volume flexible manufacturing cell. The Company does not believe that revenues generated from future sales of printed circuit boards from the prototype facility will be sufficient to provide all of the financial resources needed for planned future product development. The Company anticipates that it will need additional financing in approximately eight months to meet its current plan for the development of additional workstations and a high volume "Micro Manufacturing Process" flexible manufacturing cell. If by then the Company is unable to obtain additional financing, the Company will not be able to meet its plan for the development of additional workstations and a high volume flexible manufacturing cell.

There are no guarantees that the Company will be successfully able to fund its operations until it can develop a high volume flexible manufacturing cell factory (The Micro Manufacturing Process).

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

MICRO INTERCONNECT TECHNOLOGY, INC.



  /s/ N. Edward Berg                        May 21, 2001
N.Edward Berg,President                          Date