Form 10QSB
period 2001-06-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2001-08-20
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended June 30, 2001

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

Common Stock outstanding at June 30, 2001 - 1,266,450 shares of $.001 par value Common Stock.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                      [ A Development Stage Company ]

                                   INDEX

PART I  Financial Information

 Item I Unaudited Condensed Balance Sheets -
         June 30, 2001 and December 31, 2000                       2

        Unaudited Condensed Statements of Operations -
         three and six months ended June 30, 2001 and 2000
         and from inception on February 11, 1998 through
         June 30, 2001                                             3

        Unaudited Condensed Statements of Cash Flows -
         three and six months ended June 30, 2001 and 2000 and
         from inception on February 11, 1998 through
         June 30, 2001                                             4

        Notes to Unaudited Condensed Financial Statements          5

 Item 2 Management's Plan of Operations                           10

PART II Other Information

 Item 1 Legal Proceedings                                         11

 Item 2 Changes in Securities                                     11

 Item 3 Defaults upon Senior Securities                           11

 Item 4 Submission of Matters to a vote of
        Security Holders                                          11

 Item 5 Other Information                                         11

 Item 6 Exhibits and Reports on Form 8-K                          11

        Signature page                                            11

PART 1  FINANCIAL INFORMATION
 Item 1  Financial Statements


                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                      June 30,   December 31,
                                        2001         2000
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $   79,762   $  187,705
  Accounts receivable                       735            -
  Accrued interest receivable               229          691
                                    ___________  ___________
        Total Current Assets             80,726      188,396


PROPERTY, PLANT AND EQUIPMENT, net        3,330        3,884

OTHER ASSETS                                800          800
                                    ___________  ___________
                                     $   84,856   $  193,080
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $    2,049   $    5,409
  Accounts payable - related party          105           73
  Accrued payroll and payroll taxes      15,380       10,530
                                    ___________  ___________
        Total Current Liabilities        17,534       16,012
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 shares
   issued and outstanding                 1,267        1,267
  Capital in excess of par value        564,133      564,133
  Deficit accumulated during the
    development stage                 (498,078)    (388,332)
                                    ___________  ___________
        Total Stockholders' Equity       67,322      177,068
                                    ___________  ___________
                                     $   84,856   $  193,080
                                    ___________  ___________









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

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]


                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                       For the Three         For the Six    From Inception
                        Months Ended         Months Ended   on February 11,
                          June 30,             June 30,     1998, Through
                    __________________  ____________________   June 30,
                      2001      2000       2001       2000       2001
                    ________  ________  _________  _________  _________
REVENUE, net        $  2,468  $    300  $   3,188  $     300  $  10,483

COST OF SALES              -         -          -          -      4,635
                    ________  ________  _________  _________  _________

    Gross Profit       2,468       300      3,188        300      5,848
                    ________  ________  _________  _________  _________

OPERATING EXPENSES:
  General and
    administrative    13,390    22,675     25,964     39,469    134,599
  Research and
    development       42,775    64,999     89,527    112,068    388,707
                    ________  ________  _________  _________  _________
  Total expenses      56,165    87,674    115,491    151,537    523,306
                    ________  ________  _________  _________  _________

LOSS FROM
  OPERATIONS         (53,697)  (87,374)  (112,303)  (151,237)  (517,458)
                    ________  ________  _________  _________  _________

OTHER INCOME
  (EXPENSE):
  Interest income        955     2,364      2,557      4,138     19,419
  Interest expense         -         -          -          -        (39)
                    ________  ________  _________  _________  _________
  Total other income     955     2,364      2,557      4,138     19,380
                    ________  ________  _________  _________  _________
LOSS BEFORE
  INCOME TAXES       (52,742)  (85,010)  (109,746)  (147,099)  (498,078)

CURRENT TAX
  EXPENSE                  -         -          -          -          -

DEFERRED TAX
  EXPENSE                  -         -          -          -          -
                    ________  ________  _________  _________  _________
NET LOSS            $(52,742) $(85,010) $(109,746) $(147,099) $(498,078)
                    ________  ________  _________  _________  _________
LOSS PER COMMON
  SHARE             $   (.04) $   (.07) $    (.09) $    (.12) $    (.44)
                    ________  ________  _________  __________  ________







   The accompanying notes are an integral part of these unaudited condensed financial statements.

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                     For the Six        From Inception
                                    Months Ended       on February 11,
                                       June 30,          1998 Through
                                  ______________________   June 30,
                                     2001      2000          2001
                                  _________  ___________  ____________
Cash Flows Provided by Operating
   Activities:
  Net loss                        $(109,746) $  (147,099) $   (498,078)
  Adjustments to reconcile net
     loss to net cash used by
     operating activities:
    Amortization expense                  -            -           486
    Depreciation expense                554          684         2,262
    Changes in assets and
     liabilities:
      (Increase) decrease in
        accounts receivable            (735)         510          (735)
      (Increase) decrease in
        other receivables               462         (455)         (229)
      (Increase) in refundable
        assets                            -            -          (800)
      Increase (decrease) in
        accounts payable             (3,360)        (634)        2,049
      Increase in accounts
        payable - related party          32            3           105
      Increase in other accrued
        liabilities                   4,850        8,971        15,380
                                  _________  ___________  ____________
        Net Cash (Used) by
          Operating Activities     (107,943)    (138,020)     (479,560)
                                  _________  ___________  ____________
Cash Flows Provided by Investing
   Activities:
  Payments for organization costs         -            -          (486)
  Payments for property, plant
    and equipment                         -            -        (5,592)
                                  _________  ___________  ____________
        Net Cash (Used) by
          Investing Activities            -            -        (6,078)
                                  _________  ___________  ____________
Cash Flows Provided by
   Financing Activities:
  Proceeds from common
    stock issuance                        -      291,085       600,985
  Stock offering costs                    -            -       (35,935)
  Proceeds from sale of warrants          -            -           350
                                  _________  ___________  ____________
        Net Cash Provided by
         Financing Activities             -      291,085       565,400
                                  _________  ___________  ____________
Net Increase (Decrease) in Cash    (107,943)     153,065        79,762

Cash at Beginning of Period         187,705      167,272             -
                                  _________  ___________  ____________
Cash at End of Period             $  79,762  $   320,337  $     79,762
                                  _________  ___________  ____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                      $       -  $         -  $         39
    Income taxes                  $     510  $         -  $        510

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended June 30, 2001 and 2000:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 9]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2001 and December 31, 2000 the Company had cash balances in excess of the federally insured amount by $0 and $87,705, respectively.

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consisted of the following at:

                                      June 30,   December 31,
                                        2001         2000
                                   ____________  ____________
           Office equipment        $      5,592         5,592
           Less accumulated
            depreciation                 (2,262)       (1,708)
                                   ____________  ____________
                                   $      3,330   $     3,884
                                   ____________  ____________

  During the six months ended June 30, 2001 and 2000 depreciation expense amounted to $554 and $684, respectively.

NOTE 3 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At June 30, 2001 and December 31, 2000, 1,266,450 shares were issued and outstanding.

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

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2001 and December 31, 2000.

  Stock Warrants - During 1999, the Company issued warrants to purchase 35,000 shares of common stock, to various directors, an employee, and an attorney for $.01 per warrant. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants are exercisable for five years. As of June 30, 2001, none of the warrants had been exercised.

  Stock Options - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to
  1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the Board of Directors. At June 30, 2001 and December 31, 2000, total options available to be granted under the plan amounted to 970,000.

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

                      MICRO INTERCONNECT TECHNOLOGY, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation - As of May 31, 1999, the Company  had not  paid  any compensation to its officers and directors. Starting June 1, 1999 the president is being compensated by the Company. During the six months ended June 30, 2001 and 2000, the president's salary expense amounted to approximately $22,833 and $20,833, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock to various directors, an employee and an attorney. Of the warrants approved for sale, 30,250 were to directors.

  Research and Development Expenses - During the six months ended June 30, 2001 and 2000, the Company purchased raw materials and labor in the amount of $3,197 and $0, respectively, from a relative of an officer/director of the Company.

  License Agreement - The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2014. The Company will pay a 1% royalty of gross sales and receipts for the rights beginning January 1999. As of June 30, 2001, royalties payable to the officer/shareholder totaled $105.

  Rent Agreement - The Company leases office space from a related party on a month to month basis. The monthly rent is approximately $1,400. Total rent paid during the six months ended June 30, 2001 and 2000 to the related party was $8,400 and $8,400, respectively.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $498,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $169,000 and $132,000 as of June 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $37,000 for the six months ended June 30, 2001.

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

NOTE 6 - GOING CONCERN [Continued]

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

NOTE 7 - LICENSE AGREEMENT

  The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The agreement expires March 31, 2014. The Company will pay a 1% royalty of gross sales and receipts for the right beginning January 1999. For the six months ended June 30, 2001 and 2000, the Company had royalty expense in the amount of $32 and $3, respectively.

NOTE 8 - OPERATING LEASE

  The Company leases office space from a related party on a month to month basis for $1,400. Rent expense for the six months ended June 30, 2001 and 2000 totaled $8,400 and $8,400, respectively. A security deposit of $800 was also paid during the year ended December 31, 1999.

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                          For the Three         For the Six     From Inception
                            Months Ended        Months Ended      February 11,
                               June 30,             June 30,      1998 Through
                        ____________________  ___________________   June 30,
                           2001      2000        2001      2000        2001
                        _________  _________  ________  _________  __________
   Loss from continuing
    operations available
    to common
    shareholders
    (numerator)         $ (52,742) $ (85,010) $(109,746) $(147,099) $(498,078)
                        _________  _________  _________  _________  __________
   Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the period
   (denominator)        1,266,450  1,187,941  1,266,450  1,173,794   1,133,224
                        _________  _________  _________  _________  __________

  Dilutive earnings per share was not presented, as the Company had no common quivalent shares for all periods presented that would effect the computation of diluted loss per share.

ITEM 2 Management's Plan of Operation.


     The Company has developed an initial manufacturing model of the direct electronic imaging workstation that can produce in-situ masks that will have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. Based on the current state of development of The Micro Manufacturing Process, the Company has shown that the imaging workstation will open the way for a lower cost production process for printed circuit boards. The Micro Manufacturing Process has demonstrated an initial item build time significantly less than the industry time. Production costs should be considerably less when certain key workstations of the process are more highly developed. The changes that can be made in the production process are proprietary to the Company and may give the Company a competitive advantage in profitably producing printed circuit boards. The Company's effort to develop the techniques used in The Micro Manufacturing Process have been essentially accomplished. The process is being used to produce state-of-the-art printed circuit boards. The Company anticipates that printed circuit board sales may generate earnings to help finance the Company's ongoing technological thrust and product development.

     The Micro Manufacturing Process for producing printed circuit boards has produced and delivered circuit boards to three customers. Without future earnings from the sale of printed circuit boards produced in The Micro Manufacturing Process (the Company's prototype factory), the Company believes that its present cash resources are sufficient to satisfy the Company's needs only for five months.

     Even the successful development of The Micro Manufacturing Process will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all. There can be no guarantee that the market will give financial support to the direct imaging workstation or products produced by the prototype printed circuit board production facility. There is no assurance that the Company will be able to raise additional funds from other sources. However, the rate of expenditures has been slowed by cost reduction measures and completion of the first version of the prototype Micro Manufacturing Process.

     With the Company's successful completion of the first version of its Micro Manufacturing Process, and if it is able to market its manufacturing services, the Company may hire an additional 4 full-time employees and may purchase additional equipment costing approximately $50,000. The Company will also continue developing the Company's proprietary technology to develop additional workstations and to construct a complete high volume flexible manufacturing cell (factory) for producing high density electronic interconnects or printed circuit boards. However, the Company expects that it could take up to three years to develop a high volume flexible manufacturing cell. The Company does not believe that revenues generated from future sales of printed circuit boards from the prototype facility will be sufficient to provide all of the financial resources needed for planned future product development. The Company is considering licensing the process and contracting the design and development of the production workstations. The Company anticipates that it will need additional financing in approximately five months to meet its current plan for the development of volume production workstations needed by a high volume "Micro Manufacturing Process" flexible manufacturing cell. If by then the Company is unable to obtain additional financing, the Company will not be able to meet its plan for the development of additional workstations and a high volume flexible manufacturing cell.

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

MICRO INTERCONNECT TECHNOLOGY, INC.



/s/ N. Edward Berg                         August 20, 2001
N. Edward Berg, President                        Date