Form 10QSB
period 2001-09-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2001-11-19
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001

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

Common Stock outstanding at September 30, 2001 - 1,266,450 shares of $.001 par value Common Stock.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                      [ A Development Stage Company ]

                                   INDEX

PART I  Financial Information

 Item I Unaudited Condensed Balance Sheets -
         September 30, 2001 and December 31, 2000                  2

        Unaudited Condensed Statements of Operations -
         three and nine months ended September 30, 2001 and 2000
         and from inception on February 11, 1998 through
         September 30, 2001                                        3

        Unaudited Condensed Statements of Cash Flows -
         three and nine months ended September 30, 2001
         and 2000 and from inception on February 11, 1998
         through September 30, 2001                                4

        Notes to Unaudited Condensed Financial Statements          5

 Item 2 Management's Plan of Operations                           10

PART II Other Information

 Item 1 Legal Proceedings                                         11

 Item 2 Changes in Securities                                     11

 Item 3 Defaults upon Senior Securities                           11

 Item 4 Submission of Matters to a vote of
        Security Holders                                          11

 Item 5 Other Information                                         11

 Item 6 Exhibits and Reports on Form 8-K                          11

        Signature page                                            12

PART 1  FINANCIAL INFORMATION
 Item 1  Financial Statements






                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS

                                   September 30, December 31,
                                        2001         2000
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $   31,504   $  187,705
  Accounts receivable                     1,525            -
  Accrued interest receivable                83          691
                                    ___________  ___________
        Total Current Assets             33,112      188,396


PROPERTY, PLANT AND EQUIPMENT, net        3,053        3,884

OTHER ASSETS                                800          800
                                    ___________  ___________
                                     $   36,965   $  193,080
                                    ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $    3,360   $    5,409
  Accounts payable - related party          120           73
  Accrued liabilities                    24,351       10,530
                                    ___________  ___________
        Total Current Liabilities        27,831       16,012
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 shares
   issued and outstanding                 1,267        1,267
  Capital in excess of par value        564,133      564,133
  Deficit accumulated during the
    development stage                  (556,266)    (388,332)
                                    ___________  ___________
        Total Stockholders' Equity        9,134      177,068
                                    ___________  ___________
                                     $   36,965   $  193,080
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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                    For the Three         For the Nine  From Inception
                     Months Ended         Months Ended on February 11,
                    September 30,        September 30,  1998, Through
                 __________________  ____________________September 30,
                   2001      2000       2001       2000      2001
                 ________  ________  _________  _________  _________
REVENUE, net     $  1,500  $      -  $   4,688  $     300  $  11,983

COST OF SALES           -         -          -          -      4,635
                 ________  ________  _________  _________  _________

  Gross Profit      1,500         -      4,688        300      7,348
                 ________  ________  _________  _________  _________

OPERATING EXPENSES:
  General and
    administrative 24,562    16,962     50,526     56,432    159,161
  Research and
    development    35,510    58,366    125,037    170,433    424,217
                 ________  ________  _________  _________  _________
  Total expenses   60,072    75,328    175,563    226,865    583,378
                 ________  ________  _________  _________  _________

LOSS FROM
  OPERATIONS      (58,572)  (75,328)  (170,875)  (226,565)  (576,030)
                 ________  ________  _________  _________  _________

OTHER INCOME
  (EXPENSE):
  Interest income     384     3,276      2,941      7,414     19,803
  Interest expense      -         -          -          -        (39)
                 ________  ________  _________  _________  _________
  Total other
    income            384     3,276      2,941      7,414     19,764
                 ________  ________  _________  _________  _________
LOSS BEFORE
  INCOME TAXES    (58,188)  (72,052)  (167,934)  (219,151)  (556,266)
                 ________  ________  _________  _________  _________
CURRENT TAX
  EXPENSE               -         -          -          -         -

DEFERRED TAX
  EXPENSE               -         -          -          -         -
                 ________  ________  _________  _________  _________
NET LOSS         $(58,188) $(72,052) $(167,934) $(219,151) $(556,266)
                 ________  ________  _________  _________  _________
LOSS PER COMMON
  SHARE          $   (.05) $   (.06) $    (.13) $    (.18) $    (.49)
                 ________  ________  _________  _________  _________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Nine      From Inception
                                            Months Ended     on February 11,
                                            September 30,       1998 Through
                                         ______________________September 30,
                                            2001      2000          2001
                                         __________  __________  __________
Cash Flows Provided by Operating
   Activities:
  Net loss                               $ (167,934) $ (219,151) $ (556,266)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
    Amortization expense                          -           -         486
    Depreciation expense                        831       1,026       2,539
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable                           (1,525)        510      (1,525)
      (Increase) decrease in accrued
        interest receivable                     608        (165)        (83)
      (Increase) in refundable assets             -           -        (800)
      Increase (decrease) in accounts
        payable                              (2,049)     (3,197)      3,360
      Increase in accounts payable -
        related party                            47           3         120
      Increase in accrued liabilities        13,821           -      24,351
                                         __________  __________  __________
        Net Cash (Used) by Operating
          Activities                       (156,201)   (220,974)   (527,818)
                                         __________  __________  __________
Cash Flows Provided by Investing
   Activities:
  Payments for organization costs                 -           -        (486)
  Payments for property, plant
    and equipment                                 -           -      (5,592)
                                         __________  __________  __________
        Net Cash (Used) by Investing
          Activities                              -           -      (6,078)
                                         __________  __________  __________
Cash Flows Provided by Financing
   Activities:
  Proceeds from common stock issuance             -     291,085     600,985
  Stock offering costs                            -           -     (35,935)
  Proceeds from sale of warrants                  -           -         350
                                         __________  __________  __________
        Net Cash Provided by Financing
         Activities                               -     291,085     565,400
                                         __________  __________  __________
Net Increase (Decrease) in Cash            (156,201)     70,111      31,504

Cash at Beginning of Period                 187,705     167,272           -
                                         __________  __________  __________
Cash at End of Period                    $   31,504  $  237,383  $   31,504
                                         __________  __________  __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $        -  $        -  $       39
    Income taxes                         $        -  $        -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended September 30, 2001 and 2000:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 10]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2001 and December 31, 2000 the Company had cash balances in excess of the federally insured amount by $0 and $87,705, respectively.

  Research and Development - Research and development costs are expensed as incurred.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". [See Note 6]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consisted of the following:

                                       September 30,  December 31,
                                             2001         2000
                                          __________  __________
           Office equipment               $    5,592  $    5,592
           Less: accumulated depreciation     (2,539)     (1,708)
                                          __________  __________
                                          $    3,053  $    3,884
                                          __________  __________

  During the nine months ended September 30, 2001 and 2000 depreciation expense amounted to $831 and $1026, respectively.

NOTE 3 - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                        September 30,  December 31,
                                            2001           2000
                                         ___________   ___________
     Accrued payroll and payroll taxes   $    18,390   $     4,569
     Accrued vacation                          5,961         5,961
                                         ___________   ___________
                                         $    24,351   $    10,530
                                         ___________   ___________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At September 30, 2001 and December 31, 2000, 1,266,450 shares were issued and outstanding.

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

  Preferred  Stock  -  The  Company  has  authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2001 and December 31, 2000.

  Stock Warrants - During 1999, the Company issued warrants to purchase 35,000 shares of common stock, to various directors, an employee, and an attorney for $.01 per warrant. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants are exercisable for five years. As of September 30, 2001, none of the warrants had been exercised.

  Stock Options - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan (the Plan). The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the Board of Directors. At September 30, 2001 and December 31, 2000, total options available to be granted under the plan amounted to 970,000.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of May 31, 1999, the Company had not paid any compensation to its officers and directors. Beginning June 1, 1999 the president is being compensated by the Company. During the nine months ended September 30, 2001 and 2000, the president's salary expense amounted to approximately $39,500 and $37,500, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 42,750 shares of common stock to various directors, an employee and an attorney. Of the warrants approved for sale, 30,250 were to directors.

  Research and Development Expenses - During the nine months ended September 30, 2001 and 2000, the Company purchased raw materials and labor in the amount of $4,636 and $0, respectively, from a relative of an officer/director of the Company.

  License Agreement - The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The agreement expires March 31, 2014. The Company will pay a 1% royalty of gross sales and receipts for the rights beginning January 1999. As of September 30, 2001, royalties payable to the officer/shareholder totaled $120.

  Rent Agreement - The Company leases office space from a related party on a month to month basis. The monthly rent is $1,400. Total rent paid during the nine months ended September 30, 2001 and 2000 to the related party was $12,600 and $12,600, respectively.

  Employment Agreement - On June 1, 1999, the Company entered into an employment agreement with the President of the Company in which the Company agrees to pay him $50,000 per year.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB   109   requires  the  Company  to  provide  a   net   deferred   tax
  asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $556,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $189,000 and $132,000 as of September 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $57,000 for the nine months ended September 30, 2001.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

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

NOTE 8 - LICENSE AGREEMENT

  The Company entered into an exclusive licensing agreement with an officer and shareholder of the Company for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The agreement expires March 31, 2014. The Company will pay a 1% royalty of gross sales and receipts for the rights beginning January 1999. For the nine months ended September 30, 2001 and 2000, the Company had royalty expense in the amount of $47 and $3, respectively.

NOTE 9 - OPERATING LEASE

  The Company leases office space from a related party on a month to month basis for $1,400. Rent expense for the nine months ended September 30, 2001 and 2000 totaled $12,600 and $12,600, respectively. A security deposit of $800 was also paid during the year ended December 31, 1999.

NOTE 10 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                           For the Three      For the Nine   From Inception
                           Months Ended       Months Ended   on February 11,
                           September 30,      September 30    1998 Through
                       ___________________ ___________________September 30,
                          2001     2000       2001      2000       2001
                       _________ _________ __________ __________ _________
   Loss from continuing
   operations available
   to common
   shareholders
   (numerator)         $(58,188) $(72,052) $(167,934) $(219,151) $(556,266)
                       _________ _________ __________ __________ _________

   Weighted average
   number of common
   shares outstanding
   used in loss per
   share for the period
   (denominator)        1,266,450 1,266,450  1,266,450 1,204,905 1,142,460
                        _________ _________ ___________ _________ _________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

ITEM 2 Management's Plan of Operation.


      The Company has developed the manufacturing model of the direct electronic imaging workstation that can produce in-situ masks that have high resolution, accurate alignment, and can be computer compensated for manufacturing defects. Based on the current state of development of Micro's manufacturing process, the Company has shown that the imaging workstation has opened the way for a low cost production process for printed circuit boards (PCBs). Micro's manufacturing process can produce a PCB in significantly less time than the industry. Production costs should be considerably less especially when certain key workstations of the process are more finalized.

      The changes that are made in the production process are proprietary to the Company will give the Company a competitive advantage in profitably producing printed circuit boards. The Company's effort to develop the techniques used in its manufacturing process are essentially complete. The process is being used to produce state-of-the-art, two-sided printed circuit boards with plated through holes. The Company anticipates that printed circuit board sales should generate earnings to help finance the Company's ongoing technological thrust and product development.

      The Company, utilizing Micro's manufacturing process, has produced printed circuit boards and delivered these circuit boards to three customers. Commencing in November, in an effort to promote its capabilities, the Company has begun to advertise in a trade journal.

      Without earnings from the sale of printed circuit boards produced utilizing Micro's manufacturing process (the Company's prototype factory), the Company believes that its present cash resources are sufficient to satisfy the Company's needs only for two months.

     Even the successful development of Micro's manufacturing process will not assure the Company's ability to generate sufficient revenues from sales or the ability to obtain any outside financing on favorable terms, if at all. There can be no guarantee that the market will give financial support to the direct imaging workstation or products produced by the prototype printed circuit board production facility. There is no assurance that the Company will be able to raise additional funds from other sources. However, the rate of expenditures has been slowed by cost reduction measures and completion of the first version of the prototype Micro Manufacturing Process.

      With the Company's successful completion of the first version of its process, it is concentrating on marketing its manufacturing services. The Company may hire an additional 4 full-time employees as sales warrant and may purchase additional equipment costing approximately $50,000. The
Company  will  also  continue  developing its  proprietary  technology  to develop additional workstations and to construct a completely automated high volume flexible manufacturing cell (factory) for producing high density electronic interconnects or printed circuit boards. However, the Company expects that it could take up to three years to develop a high volume flexible manufacturing cell. The Company does not believe that revenues generated from future sales of printed circuit boards from the prototype facility will be sufficient to provide all of the financial resources needed for planned future product development. The Company is considering licensing the process and contracting the design and development of the production workstations. The Company anticipates that it will need additional financing in approximately two months to meet its current plan for the development of volume production workstations needed to produce in volume. If by then the Company is unable to obtain additional financing, the Company will not be able to meet its plan for the development of additional workstations and a high volume flexible manufacturing cell.

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

MICRO INTERCONNECT TECHNOLOGY, INC.



/s/ N. Edward Berg                         November 19, 2001
N. Edward Berg, President                        Date