Form 10KSB
period 2001-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2002-04-15
CIK 1061819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the of the voting and non-voting common stock held by non-affiliates computed by the price ($3.00 per share) at which the common stock was sold as of March 30, 2002 - $799,350.

The issuer's revenues for the most recent fiscal year amounted to $5,397.

Common Stock outstanding at March 30, 2002 - 1,266,450 shares of
$.001 par value Common Stock.

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

     The Company's prototype production facility is scheduled to be completed by late Summer 2002. By the end of the third quarter of 2002, the Company expects to begin soliciting work for its production facility.

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

     Since completion of the Company's initial public offering in May 1999, the Company has incurred research and development expenditures in the amount of $ 457,032. Since the Company's products are still under development and the Company presently has no customers, the research and development costs are borne directly by the Company.

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

PART II

Item 5 Market for Common Equity and Related Stockholder Matters.

     Currently the Company's $.001 par value Common Stock (the "Company's stock") is traded over the counter on the NASDAQ Bulletin Board under the trading symbol MITR. During 2001 there was little significant trading market for the Company's stock. Recently the high and low bid prices for the Company's stock have been $3.00. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

     From April through June 2000, the Company issued 116,450 shares of common stock for $291,110 cash. The stock was issued through the exercise of 116,450 warrants to purchase one share of common stock each.

     The net proceeds of the initial public offering and exercise of warrants to the Company were immediately added to the Company's working capital and have been used since in furtherance of the Company's business, including research and development and general and administrative expenses.
The unused net proceeds of the offering are on deposit in interest bearing accounts at the Company's bank. Of the amounts stated for research and development and for general and administrative expenses, during 2001 $16,800 was paid to Ruth Berg, spouse of N. Edward Berg for rent of the premises used by the Company, and approximately $24,000 gross salary was paid to N. Edward Berg. There were no other direct or indirect payments to any director or officer of the Company, except for reimbursements of amounts advanced for the Company.

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

   On October 19, 1999, the Company authorized the private sale of 45,250 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only seven persons, including four of the directors of the Company, the Company's patent attorney and two technology consultants to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2001, 45,250 of these warrants were purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

James R. Boyack                    Director        12,500
Peter Roth                         Director        12,500
David B. Ostler                    Director         1,250
Woodie Flowers                     Director         4,000
Brian Holland                      Consultant      10,000
Norman Soloway                     Patent Attorney  2,500
Robert Sedgewick                   Consultant       2,500

Item 6 Management's Plan of Operations.

Overview of Operating Results:

Micro Interconnect Technology, Inc. continued the development of its printed circuit board technology in 2001. As of the end of fiscal 2001, the company has substantially completed its initial prototype for a manual production process for fabrication of single and double-sided printed circuit boards. Management believes that this manual process, with the addition of some basic automation, may provide significant manufacturing cost savings over existing commercial manufacturing processes and equipment. To complete the manual production process, the company spent approximately 75% of its net loss on research and development activities. Management believes that the manual system must have basic automation to enable the commercial application of this technology. The technology may then be cost competitive with existing printed circuit board manufacturing equipment due to the technology's likely commercial sales price, projected labor savings, and a reduction of environmental waste created during the manufacturing process. However, basic automation for commercial development, manufacture and sales of the company's technology will require additional capital investment, as discussed below.

In 2001, sales of the company's prototype printed circuit boards increased over the previous year, resulting in a modest source of cash for the
company.   These sales provided the company with insight and feedback from customers regarding the company's technology and the quality of its printed circuit board products. The company also established a website, www.mitcom.com, during 2001 in an effort to increase sales. Due to the company's limited financial resources, unless additional capital investment is secured, as discussed below, the company may be unable to continue operations beyond the near term.

Liquidity & Capital Resources:

As reflected in the accompanying financial statements, the company is characterized as a development stage company. In 2001, the company recognized modest revenues, yet incurred significant research and development expenses, resulting in a net loss from operations. Due to limited revenues, the company continues to consume cash for research and development activities, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salaries, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the company's research activities thus significantly reduced cash balances and liquidity in 2001.

Moreover, continued efforts will be necessary to advance the company's technology to the next level, which involves a more complete automation of two or more critical steps in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the company's technology. Such efforts will therefore require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the company's president and founder advanced $25,000 in the form of a subordinated loan to the company during 2001. This officer also advanced a second $25,000 to the company in early 2002. Second, the company retained a financial advisor to assist the company in raising additional capital, which may include seeking additional investors in a private placement of the company's securities. To the extent the company is not successful in raising additional capital, the company may be unable to continue its research and development efforts or fund continuing operations.

Management does not believe that inflation or changing prices have had any material effect on the company's financial results.

The statements contained in this report concerning the company's goals, strategies and expectations for business and financial results are "forward-looking statements" based on current expectations. Such forward looking statements specifically include statements relating to the cost-competitiveness of the company's products, the company's ability to complete the development of its products with its available capital resources, the receipt of additional debt investment and ability to attract additional capital, cash flow, revenue, and earnings and profitability expectations. No assurances can be given that the results in any forward-looking statements will be achieved and actual results could differ materially. Among the factors that could materially impact on these statements are the existence of known and unknown products competitive with the company's products, slower than expected marketplace acceptance and purchases of the company's products and the company's inability to obtain additional financing. Please review the reports that the company files with the Securities and Exchange Commission for additional information concerning factors that could affect the company's business.

Item 7 Financial Statements

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     12


        -  Balance Sheet, December 31, 2001                 13


        -  Statements of Operations, for the years
            ended December 31, 2001 and 2000 and
            from inception on February 11, 1998
            through December 31, 2001                       14


        -  Statement of Stockholders' Equity (Deficit),
            from inception on February 11, 1998
            through December 31, 2001                       15


        -  Statements of Cash Flows, for the years
            ended December 31, 2001 and 2000 and
            from inception on February 11, 1998
            through December 31, 2001                  16 - 17


        -  Notes to Financial Statements               18 - 25

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
MICRO INTERCONNECT TECHNOLOGY, INC.
Bedford, New Hampshire

We have audited the accompanying balance sheet of Micro Interconnect Technology, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception on February 11, 1998 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Micro Interconnect Technology, Inc. [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on February 11, 1998 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 10 to the financial statements, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER & HARDY, P.C.

February 28, 2002
Salt Lake City, Utah

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $   28,901
  Accrued interest receivable                                  19
  Prepaid expenses                                            885
                                                      ___________
        Total Current Assets                               29,805

PROPERTY AND EQUIPMENT, net                                 3,287

OTHER ASSETS:
  Refundable deposits                                         800
  Deferred stock offering costs                             6,051
                                                      ___________
                                                       $   39,943
                                                     _____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $    8,956
  Accounts payable - related party                            127
  Other accrued liabilities                                37,911
                                                      ___________
        Total Current Liabilities                          46,994

NOTE PAYABLE                                               25,000

CONTINGENCIES [See Note 4]                                      -
                                                      ___________
        Total Liabilities                                  71,994

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 shares issued and outstanding                  1,267
  Capital in excess of par value                          564,360
  Deficit accumulated during the development stage       (597,678)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (32,051)
                                                      ___________
                                                       $   39,943
                                                     _____________

 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                        For the      From Inception
                                      Years Ended   on February 11,
                                      December 31,   1998, Through
                               _______________________December 31,
                                    2001       2000       2001
                                ___________  _________  _________

SALES, net                       $    5,397  $     300  $  12,692

COST OF SALES                            54          3      4,692
                                ___________  _________  _________
    Gross Profit                      5,343        297      8,000
                                ___________  _________  _________
OPERATING EXPENSES:
  Selling                             1,235          -      1,235
  General and administrative         58,414     77,516    167,248
  Research and development          157,827    211,910    457,032
                                ___________  _________  _________
    Total Operating Expenses        217,476    289,426    625,515
                                ___________  _________  _________
LOSS FROM OPERATIONS              (212,133)  (289,129)  (617,515)
                                ___________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                     3,036      9,754     19,898
  Interest expense                     (22)          -       (61)
                                ___________  _________  _________
    Total Other Income (Expense)      3,014      9,754     19,837
                                ___________  _________  _________
LOSS BEFORE INCOME TAXES          (209,119)  (279,375)  (597,678)

CURRENT TAX EXPENSE                       -          -          -

DEFERRED TAX EXPENSE                      -          -          -
                                ___________  _________  _________

NET LOSS                         $(209,119)  $(279,375) $(597,678)
                                ___________  _________  _________

LOSS PER COMMON SHARE            $  (.17)     $ (.23)    $(.52)
                                ___________  _________  _________






The accompanying notes are an integral part of these financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2001

                                                                     Deficit
                                                          Capital  Accumulated
                    Preferred Stock     Common Stock         in      During
                    _______________  ___________________   Excess     the
                                                            of     Development
                     Shares  Amount    Shares    Amount  Par Value    Stage
                    _______  ______  _________  ________  ________  __________
BALANCE,
 February 11, 1998        -   $  -           -    $    -   $     -     $    -

Issuance of 1,000,000
 shares of common
 stock for cash at
 $.01 per share,
 February 1998            -      -   1,000,000     1,000     9,000          -

Net loss for the
 period ended
 December 31, 1998        -      -           -         -         -     (1,156)
                    _______  ______  _________  ________  ________  __________
BALANCE,
 December 31, 1998        -      -   1,000,000     1,000     9,000     (1,156)

Issuance of 150,000
 shares of common
 stock for cash at
 $2.00 per share net
 of stock offering
 costs of $35,935,
 May 1999                 -      -     150,000       150   263,915          -

Net loss for the
 year ended
 December 31, 1999        -      -           -         -         -   (108,028)
                    _______  ______  _________  ________  ________  __________
BALANCE,
 December 31, 1999        -      -   1,150,000     1,150   272,915   (109,184)

Issuance of 45,250
 warrants to
 purchase common
 stock for cash
 of $225 and services
 rendered valued at
 $227, or $.01 per
 warrant,
 February 2000            -      -           -         -       452          -

Issuance of 116,450
 shares of common
 stock through the
 exercise of warrants
 at $2.50 per share,
 June 2000                -      -     116,450       117   290,993          -

Net loss for the
 year ended
 December 31, 2000        -      -           -         -         -   (279,375)
                    _______  ______  _________  ________  ________  __________
BALANCE,
 December 31, 2000        -      -   1,266,450     1,267   564,360   (388,559)

Net loss for the
 year ended
 December 31, 2001        -      -           -         -         -   (209,119)
                    _______  ______  _________  ________  ________  __________
BALANCE,
 December 31, 2001        -   $  -   1,266,450   $ 1,267  $564,360  $(597,678)
                    _______  ______  _________  ________  ________  __________









 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                For the        From Inception
                                              Years Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________ December 31,
                                            2001        2000        2001
                                         __________  __________  __________
Cash Flows from Operating Activities:
 Net loss                                $ (209,119) $ (279,375) $ (597,678)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Amortization expense                           -           -         486
   Depreciation expense                       1,162       1,106       2,870
   Non-cash services paid by issuance of
     warrants                                     -         227         227
   Changes in assets and liabilities:
     Decrease in accounts receivable              -         510           -
     (Increase) decrease in accrued
       interest receivable                      672         (16)        (19)
     (Increase) in prepaid expenses            (885)          -        (885)
     (Increase) in refundable deposits            -           -        (800)
     Increase (decrease) in accounts
       payable                                3,547      (1,643)      8,956
     Increase in accounts payable -
       related party                             54           3         127
     Increase in other accrued
       liabilities                           27,381       8,286      37,911
                                         __________  __________  __________
     Net Cash (Used) by Operating
       Activities                          (177,188)   (270,902)   (548,805)
                                         __________  __________  __________

Cash Flows from Investing Activities:
 Payments for organization costs                  -           -        (486)
 Purchase of property and equipment            (565)          -      (6,157)
                                         __________  __________  __________
     Net Cash (Used) by Investing
       Activities                              (565)          -      (6,643)
                                         __________  __________  __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance              -     291,110     601,110
 Stock offering costs                        (6,051)          -     (41,986)
 Proceeds from sale of warrants                   -         225         225
 Proceeds from note payable                  25,000           -      25,000
                                         __________  __________  __________
     Net Cash Provided by Financing
       Activities                            18,949     291,335     584,349
                                         __________  __________  __________

Net Increase (Decrease) in Cash            (158,804)     20,433      28,901

Cash at Beginning of Period                 187,705     167,272           -
                                         __________  __________  __________

Cash at End of Period                    $   28,901  $  187,705  $   28,901
                                         __________  __________  __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $        -  $        -  $       39
   Income taxes                          $        -  $        -  $        -

                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [CONTINUED]


Supplemental Schedule of Noncash Investing and Financing Activities:

 For the year ended December 31, 2001:
   None.

 For the year ended December 31, 2000:
   The Company issued 22,750 warrants to purchase common stock for services rendered valued at $227, or $.01 per warrant.









































The accompanying notes are an integral part of these financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. ("the Company") was organized under the laws of the State of Nevada on February 11, 1998. The Company's planned principal operations are to license internally developed patented processes that improve the production of printed circuit boards. The Company has not generated any revenue from its planned principle operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

  Revenue Recognition - The Company is developing processes to lower the costs of production of printed circuit boards. As the Company tests its processes, circuit boards are produced as a byproduct and sold. The Company recognizes revenue upon delivery of the product.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended December 31, 2001 and 2000, advertising costs amounted to $1,235 and $0, respectively.

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

  Research and Development - Research and development costs are expensed as incurred [See Note 6].

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 9].

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 12].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification  - The financial statements for years prior  to  December
  31,   2001  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2001 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at:

                                                December 31,
                                                    2001
                                                ____________
           Office equipment                     $      6,157
           Less accumulated depreciation              (2,870)
                                                ____________
                                                $      3,287
                                                ____________

  During the years ended December 31, 2001 and 2000 depreciation expense amounted to $1,162 and $1,106, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                                December 31,
                                                    2001
                                                ____________
           Accrued payroll and payroll taxes    $     31,928
           Accrued vacation                            5,961
           Accrued interest payable                       22
                                                ____________
                                                $     37,911
                                                ____________

NOTE 4 - CONTINGENCIES

  The Company has received a letter from an attorney representing a shareholder of the Company asserting that the Company induced the exercise of warrants by representations of the Company. The shareholder is seeking a return of $25,000 in connection with the exercise of warrants and the repurchase of additional shares of common stock for $87,500. At this time, no proceedings have been initiated and management denies the allegations. Management intends to vigorously defend itself in this matter. No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001 at December 31, 2001, 1,266,450 shares were issued and outstanding.

  From April through June 2000, the Company issued 116,450 shares of the Company's previously authorized but unissued common stock for cash of $291,110. The stock was issued through the exercise of 116,450 warrants to purchase one share of common stock each.

  During May 1999 the Company completed a public stock offering of 150,000 units at $2.00 per share. Each unit consisted of one share of the
  Company's previously authorized but unissued common stock and two redeemable common stock purchase warrants. Each warrant allowed the holder to purchase one share of common stock for $2.50 and were exercisable for a period of one year from the date of the offering. Stock offering costs of $35,935 were offset against the proceeds of the offering in capital in excess of par value.

  During February 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.01 per share).

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February 2000, 45,250 warrants were issued for cash of $225 and services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. As of December 31, 2001, 44,000 of these warrants were still outstanding.

  Stock Options - On June 15, 1999, the Company granted 30,000 stock options under the 1998 Stock Option Plan. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." No Compensation cost has been recognized for the stock options under APB 25 since the market value of the Company's common stock was equal to the exercise price of the options on the date of grant.

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At December 31, 2001, total options available to be granted under the Plan amounted to 970,000.

  A summary of the status of the options granted under the Company's stock option plan at December 31, 2001 is presented below:

                                                     December 31, 2001
                                                ____________________________
                                                            Weighted Average
                                                  Shares     Exercise Price
                                                __________  ________________
          Outstanding at beginning of year          30,000  $           2.00
          Granted                                        -  $              -
          Exercised                                      -  $              -
          Forfeited                                      -  $              -
          Expired                                        -  $              -
                                                __________  ________________
          Outstanding at end of year                30,000  $           2.00
                                                __________  ________________
          Weighted average fair value of options
            granted during the year                      -  $              -
                                                __________  ________________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the options outstanding under the Company's stock option plan at December 31, 2001 is presented below:

                      Options Outstanding              Options Exercisable
            ________________________________________  ______________________
                                           Weighted-               Weighted-
  Range of               Weighted-Average   Average                 Average
  Exercise     Number        Remaining     Exercise      Number    Exercise
   Prices   Outstanding  Contractual Life    Price    Exercisable    Price
  ________  ___________  ________________  _________  ___________  _________
  $   2.00       30,000      4.5 years     $    2.00       30,000  $    2.00
  ________  ___________  ________________  _________  ___________  _________

NOTE 6 - RESEARCH AND DEVELOPMENT

  The  Company expenses the costs of research and development as  the  costs
  are  incurred.   Research and development costs amounted to  $157,827  and
  $211,910 for the years ended December 31, 2001 and 2000, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Note Payable - On December 27, 2001, an officer/shareholder of the Company loaned $25,000 to the Company as a note payable. The note accrues interest at 8% per annum and is payable in 36 monthly installments to begin January 27, 2005. Maturity of the note payable for the years ended:

             December 31,            Principal Due
             ____________            _____________
                 2002                $           -
                 2003                            -
                 2004                            -
                 2005                        7,679
                 2006                        8,316
                 2007                        9,005
                                     _____________
                                     $      25,000
                                     _____________

  Interest expense for the note payable for the years ended December 31, 2001 and 2000 amounted to $22 and $0, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved to sale, 30,250 were to directors. As of December 31, 2001, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies for the United States and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2014. The Company expensed these costs during 1999. For the years ended December 31, 2001 and 2000, the Company had royalty expense of $54 and $3, respectively. As of December 31, 2001, royalties payable to the officer/shareholder totaled $127.

  Management Compensation - Starting June 1, 1999 the Company's president is being compensated by the Company. For the years ended December 31, 2001 and 2000, the Company paid approximately $24,000 and $46,000, respectively, as salary to the president. At December 31, 2001, the Company has accrued salary payable to its president of $25,000.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. Total rent paid during the years ended December 31, 2001 and 2000 was $16,800 and $16,800, respectively.

  Research and Development Expenses - During the years ended December 31, 2001 and 2000, the Company purchased raw materials and labor in the amount of $4,698 and $6,084 from a relative of an officer/director of the Company.

NOTE 8 - CONCENTRATIONS

  Sales - All of the Company's sales were made to only four customers. The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the year ended December 31, 2001:

         Customer A          56%
         Customer B          28%
         Customer C          13%

  The loss of these significant customers could adversely affect the Company's business and financial condition.

  Location  -  The  Company  is  located in  Bedford,  New  Hampshire.   All
  activities of the Company are located in the Bedford area including all of the Company's property and research.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $604,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $205,000 and $132,000 as of December 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $73,000 during the year ended December 31, 2001.

NOTE 10 - GOING CONCERN

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing profitable operations.

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 11 - FINANCING AGREEMENT

  On September 26, 2001 the Company entered into an agreement with ACG Advisors, LLC and ACG Securities, LLC ("Advisors"). The agreement provides that Advisors will assist the Company in raising up to $3,000,000 through equity or mezzanine securities to assist the Company to continue its development activities. The Company will pay Advisors five monthly payments of $2,000. The Company will also issue 50,650 shares of common stock to Advisors. Advisors will also receive 7.5% of the proceeds raised (reduced by the $2,000 monthly payments). As of December 31, 2001, the Company had paid $6,000 to advisors which has been accounted for as deferred stock offering costs. This agreement has a term of one year.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2001 and 2000 and from inception on February 11, 1998 through December 31, 2001:

                                                For the        From Inception
                                              Years Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________ December 31,
                                            2001        2000        2001
                                         __________  __________  __________

         Loss from continuing operations
         available to common shareholders
         (numerator)                     $ (209,119) $ (279,375) $ (597,678)
                                         __________  __________  __________
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                    1,266,450   1,217,770   1,150,499
                                         __________  __________  __________

  At December 31, 2001 the Company had 44,000 outstanding warrants and 30,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - RESTATEMENT

  The Company previously issued December 31, 2000 financial statements which have been restated to reflect that the Company issued 45,250 warrants to purchase common stock at $2.50 per share rather than 35,000 warrants as previously reported. The Company issued the warrants for cash of $225 and services rendered valued at $227. The following schedule provides disclosure of the effects of the restatement.

                           December 31, 2000
                             as previously    December 31, 2000
                               reported          as corrected      Change
                           _________________  _________________  __________

  Net loss                 $        (279,148) $        (279,375) $     (227)
                           _________________  _________________  __________

  Loss per common share    $            (.23) $            (.23) $     (.00)
                           _________________  _________________  __________

NOTE 14 - SUBSEQUENT EVENTS

  Note Payable - On March 19, 2002, an officer/shareholder of the Company loaned an additional $25,000 to the Company as a note payable. The note accrues interest at 8% per annum and is payable in 36 monthly installments to begin April 19, 2005.

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

10.4 Employment Agreement with N. Edward Berg Dated June 1, 1999. Incorporated by reference to Form 10-KSB dated December 31, 1999.


     No reports on Form 8-K were filed during the quarter ended December
31, 2001.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2002

MICRO INTERCONNECT TECHNOLOGY, INC.


By: /S/ N. EDWARD BERG, PRESIDENT
N. Edward Berg, President


Signature                          Title



/S/ N. EDWARD BERG                 President (Principal Executive Officer)
N. Edward Berg                     and Chairman of the Board





/S/ ROGER SHARP                    Secretary/Treasurer (Principal Financial
Roger Sharp                        and Accounting Officer)





/S/JAMES R. BOYACK                 Director
James R. Boyack





/S/WOODIE FLOWERS                  Director
Woodie Flowers





/S/PETER ROTH                      Director
Peter Roth