Form 10QSB
period 2002-03-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2002-05-20
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 2002

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

Common Stock outstanding at March 31, 2002 - 1,266,450 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION

ITEM I Financial Statements




                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE

        -   Unaudited Condensed Balance Sheets,
            March 31, 2002 and December 31, 2001                       2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2002 and
            2001 and from inception on February 11, 1998
            through March 31, 2002                                     3


        -   Unaudited Condensed Statements of Cash Flows, for
            the three months ended March 31, 2002 and 2001
            and from inception on February 11, 1998 through
            March 31, 2002                                             4


        -   Notes to Unaudited Condensed Financial Statements        5 - 12

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS

                                     March 31,   December 31,
                                        2002         2001
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $   19,683   $   28,901
  Accounts receivable                       550            -
  Accrued interest receivable                17           19
  Prepaid expenses                          885          885
                                    ___________  ___________
        Total Current Assets             21,135       29,805

PROPERTY AND EQUIPMENT, net               2,997        3,287

OTHER ASSETS:
  Refundable deposits                       800          800
  Deferred stock offering costs          10,092        6,051
                                    ___________  ___________
                                     $   35,024   $   39,943
                                   ____________ ____________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                   $   13,322   $    8,956
  Accounts payable - related party          141          127
  Other accrued liabilities              45,841       37,911
                                    ___________  ___________
        Total Current Liabilities        59,304       46,994

NOTES PAYABLE - RELATED PARTY            50,000       25,000

UNEARNED REVENUE                          1,200            -

CONTINGENCIES [See Note 4]                    -            -
                                    ___________  ___________
        Total Liabilities               110,504       71,994
                                    ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par
    value, 10,000,000 shares
    authorized, no shares issued
    and outstanding                          -            -
  Common stock, $.001 par
    value, 50,000,000 shares
    authorized, 1,266,450 shares
    issued and outstanding               1,267        1,267
  Capital in excess of par value       564,360      564,360
  Deficit accumulated during the
    development stage                 (641,107)    (597,678)
                                    ___________  ___________
      Total Stockholders'
        Equity (Deficit)               (75,480)     (32,051)
                                    ___________  ___________
                                     $  35,024   $   39,943
                                   ____________ ____________

NOTE:   The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                         For the Three       From Inception
                                          Months Ended       on February 11,
                                           March 31,          1998, Through
                                      ____________________      March 31,
                                          2002       2001         2002
                                      _________   _________   __________

SALES, net                             $  1,446   $    720    $  14,138

COST OF SALES                                14          7        4,706
                                      _________   _________   __________

        Gross Profit                      1,432        713        9,432
                                      _________   _________   __________

OPERATING EXPENSES:
  Selling                                     -          -        1,235
  General and administrative              9,563     12,567      176,811
  Research and development               34,804     46,752      491,836
                                      _________   _________   __________
  Total Operating Expenses               44,367     59,319      669,882
                                      _________   _________   __________

LOSS FROM OPERATIONS                    (42,935)   (58,606)    (660,450)
                                      _________   _________   __________

OTHER INCOME (EXPENSE):
  Interest income                            72      1,602       19,970
  Interest expense                         (566)         -         (627)
                                      _________   _________   __________
  Total Other Income (Expense)             (494)     1,602       19,343
                                      _________   _________   __________

LOSS BEFORE INCOME TAXES                (43,429)   (57,004)    (641,107)

CURRENT TAX EXPENSE                           -          -            -

DEFERRED TAX EXPENSE                          -          -            -
                                      _________   _________   __________

NET LOSS                               $(43,429)  $(57,004)   $(641,107)
                                      _________   _________   __________

LOSS PER COMMON SHARE                  $  (.03)   $  (.05)    $   (.55)
                                      _________   _________   __________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Three       From Inception
                                            Months Ended       on February 11,
                                              March 31,         1998 Through
                                        ______________________    March 31,
                                             2002        2001       2002
                                        ___________  __________  __________
Cash Flows From Operating Activities:
  Net loss                              $  (43,429)  $ (57,004)  $(641,107)
  Adjustments to reconcile
   net loss to net cash used by
   operating activities:
    Amortization expense                         -           -         486
    Depreciation expense                       290         277       3,160
    Non-cash services paid by
     issuance of warrants                        -           -         227
    Changes in assets and liabilities:
     (Increase) in accounts receivable        (550)          -        (550)
     (Increase) decrease in
       accrued interest receivable               2         192         (17)
     (Increase) in prepaid expenses              -           -        (885)
     (Increase) in refundable assets             -           -        (800)
     Increase (decrease) in
      accounts payable                       4,366      (1,192)     13,322
     Increase in accounts
      payable - related party                   14           7         141
     Increase in other accrued liabilities   7,930       4,850      45,841
     Increase in unearned revenue            1,200           -       1,200
                                        ___________  __________  __________
       Net Cash (Used) by
        Operating Activities               (30,177)    (52,870)   (578,982)
                                        ___________  __________  __________
Cash Flows From Investing Activities:
  Payments for organization costs                -           -        (486)
  Payments for property and equipment            -           -      (6,157)
                                        ___________  __________  __________
       Net Cash (Used) by
        Investing Activities                     -           -      (6,643)
                                        ___________  __________  __________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance            -           -     601,110
  Stock offering costs                      (4,041)          -     (46,027)
  Proceeds from sale of warrants                 -           -         225
  Proceeds from notes payable               25,000           -      50,000
                                        ___________  __________  __________
       Net Cash Provided by
        Financing Activities                20,959           -     605,308
                                        ___________  __________  __________
Net Increase (Decrease) in Cash             (9,218)    (52,870)     19,683

Cash at Beginning of Period                 28,901     187,705           -
                                        ___________  __________  __________
Cash at End of Period                      $19,683    $134,835   $  19,683
                                        ___________  __________  __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                               $   -      $    -     $     39
    Income taxes                           $   -      $    -     $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2002 and 2001:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. ("the Company") was organized under the laws of the State of Nevada on February 11, 1998. The Company's planned principal operations are to license internally developed patented processes that improve the production of printed circuit boards. The Company has not generated any revenue from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Revenue Recognition - The Company is developing processes to lower the costs of production of printed circuit boards. As the Company tests its processes, circuit boards are produced as a byproduct and sold. The Company recognizes revenue upon delivery of the product. At March 31, 2002, the Company has recorded unearned revenue of $1,200, representing payments received for future delivery of printed circuit boards.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended March 31, 2002 and 2001, advertising costs amounted to $0 and $0, respectively.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

  Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at:

                                       March 31,  December 31,
                                          2002        2001
                                       ________    __________
     Office equipment                   $ 6,157   $    6,157
     Less accumulated depreciation       (3,160)      (2,870)
                                       ________    __________
                                        $ 2,997   $    3,287
                                       ________    __________

  During the three months ended March 31, 2002 and 2001, depreciation expense amounted to $290 and $277, respectively.

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                        March 31, December 31,
                                           2002       2001
                                       ___________   ________
    Accrued payroll and payroll taxes     $ 39,292   $ 31,928
    Accrued vacation                         5,961      5,961
    Accrued interest payable                   588         22
                                       ___________   ________
                                        $   45,841   $ 37,911
                                       ___________   ________

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

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred  Stock  -  The  Company  has  authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002 and December 31, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001 at March 31, 2002 and December 31, 2001, 1,266,450 shares were issued and outstanding.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

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

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February 2000, 45,250 warrants were issued for cash of $225 and services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. As of March 31, 2002, 44,000 of these warrants were still outstanding.

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

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At March 31, 2002, total awards available to be granted under the Plan amounted to 970,000 shares.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the options granted under the Company's stock option plan at March 31, 2002 is presented below:

                                               March 31, 2002
                                          _______________________
                                                      Weighted Average
                                           Shares     Exercise Price
                                          _________   ___________
      Outstanding at beginning of period    30,000     $     2.00
      Granted                                    -     $        -
      Exercised                                  -     $        -
      Forfeited                                  -     $        -
      Expired                                    -     $        -
                                          _________   ___________
      Outstanding at end of period          30,000     $     2.00
                                          _________   ___________
      Weighted average fair value of options granted
        during the period                        -     $        -
                                         __________   ____________

  A summary of the status of the options outstanding under the Company's stock option plan at March 31, 2002 is presented below:

                   Options Outstanding             Options Exercisable
            _________________________________   _______________________
                        Weighted-
  Range                 Average      Weighted-              Weighted-
   of                   Remaining    Average                Average
  Exercise   Number     Contractual  Exercise   Number      Exercise
  Prices    Outstanding   Life        Price     Exercisable  Price
  _______   __________  __________  ________   __________   ___________
  $2.00       30,000     4.2 years   $2.00      30,000       $2.00
  _______   __________  __________  ________   __________   ___________

NOTE 6 - RESEARCH AND DEVELOPMENT

  The  Company expenses the costs of research and development as  the  costs
  are  incurred.   Research and development costs amounted  to  $34,804  and
  $46,752 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - On December 27, 2001, an officer/shareholder of the Company loaned $25,000 to the Company as a note payable. On March 19, 2002, the officer/shareholder of the Company loaned an additional $25,000 to the Company as a second note payable. Both notes accrue interest at 8% per annum and are payable in 36 monthly installments to begin January 27, 2005 for the first note payable and April 19, 2005 for the second note payable.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Maturity of the notes payable for the twelve month periods ended:

              March 31,              Principal Due
             ___________              ___________
                 2003                  $        -
                 2004                           -
                 2005                       1,869
                 2006                      15,508
                 2007                      16,795
                 2008                      15,828
                                      ___________
                                       $   50,000
                                      ___________

  Interest expense for the notes payable for the three months ended March 31, 2002 and 2001 amounted to $566 and $0, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved to sale, 30,250 were to directors. As of March 31, 2002, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2014. The Company expensed these costs during 1999. For the three months ended March 31, 2002 and 2001, the Company had royalty expense of $14 and $7, respectively. As of March 31, 2002, royalties payable to the officer/shareholder totaled $141.

  Management Compensation - Starting June 1, 1999 the Company's president is being compensated by the Company. For the three months ended March 31, 2002 and 2001, the Company paid approximately $1,000 and $12,500, respectively, as salary to the president. At March 31, 2002, the Company has accrued salary payable to its president of $36,500.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. Total rent expense during the three months ended March 31, 2002 and 2001 was $4,200 and $4,200, respectively.

  Research and Development Expenses - During the three months ended March 31, 2002 and 2001, the Company purchased raw materials and labor in the amount of $0 and $2,041, respectively, from a relative of an officer/director of the Company.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - CONCENTRATIONS

  Sales - During the three months ended March 31, 2002, all of the Company's sales ($1,446) were made to only seven customers. The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the three months ended March 31, 2002:

         Customer A          23%
         Customer B          18%
         Customer C          16%
         Customer D          12%
         Customer E          12%
         Customer F          10%

  The loss of these significant customers could adversely affect the Company's business and financial condition.

  Location  -  The  Company  is  located in  Bedford,  New  Hampshire.   All
  activities of the Company are located in the Bedford area including all of the Company's property and research.

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $641,000, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $218,000 and $205,000 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $13,000 during the three months ended March 31, 2002.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - GOING CONCERN [Continued]

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 11 - FINANCING AGREEMENT

  On September 26, 2001 the Company entered into an agreement with ACG Advisors, LLC and ACG Securities, LLC ("Advisors"). The agreement provides that Advisors will assist the Company in raising up to $3,000,000 through equity or mezzanine securities to assist the Company to continue its development activities. The Company will pay Advisors five monthly payments of $2,000. The Company will also issue 50,650 shares of common stock to Advisors. Advisors will also receive 7.5% of the proceeds raised (reduced by the $2,000 monthly payments). As of March 31, 2002, the Company had paid $10,000 to Advisors which has been accounted for as deferred stock offering costs. This agreement has a term of one year.

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                         For the Three     From Inception
                                          Months Ended     on February 11,
                                           March 31,        1998 Through
                                       ___________________    March 31,
                                           2002    2001         2002
                                       _________  _________  __________
   Loss from continuing operations
   available to common shareholders
   (numerator)                         $(43,429)  $(57,004)  $(641,107)
                                       _________  _________  __________
   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                       1,266,450  1,266,450  1,157,415
                                       _________  _________  __________

  At March 31, 2002, the Company had 44,000 outstanding warrants and 30,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ITEM 2 Management's Plan of Operation.

     The Company is considered a development stage company. The Company owns exclusive licenses to use innovative technology intended to improve the process and reduce the cost of producing printed circuit boards by eliminating several steps in the production process and by reducing both required materials and the use of costly hazardous chemicals. The company believes that its technology may permit production of high resolution interconnects which may be used to help make electronics less expensive, smaller and faster. The Company intends to use the licensed technology as well as other proprietary technology to develop direct electronic imaging, plating and etching workstations for interconnects and a prototype production facility to manufacture printed circuit boards.


     The Company continues to make progress in development of its direct electronic imaging workstation, but has not yet determined when the direct electronic workstation or any of the other workstations will be ready for commercial release or production. There can be no assurance that the Company will be successful in developing the workstations or processes superior to those presently available from the Company's competitors. The risk of failure is high, because the Company may find it more difficult than anticipated to reduce the basic concepts of the proprietary technology to industrial production.


     The Company is competing in an industry with sales estimated to exceed $36 billion annually. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company.
     The market for which the Company's products are being developed is intensely competitive and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's processes will not be rendered obsolete by changing technology or new industry standards, or that competitive pressure faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which is expected to increase. They can be expected to implement extensive advertising and promotional programs, both generally and in response to effort by the Company orother competitors, to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry. These include new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger companies. This, together with the very limited capital available to the Company's marketing effort, create a significant competitive disadvantage to the Company. If the Company is not able to compete successfully, regardless of the development of its products, it will not succeed.


     Certain of the Company's technology for developing its workstations and processes for the production of high resolution electronic interconnects may be protected by patents, issued and pending, exclusively licensed by the Company. The Company intends to enforce its licensed patents aggressively and will continue to seek patent protection for innovation for which the Company's management, after consultation with patent counsel, believes patent protection is available and advisable. However, there can be no assurance that such protection will be available or advisable in any particular instance, and there can be no guarantee that future products will be patent protected or that a competitor will not find a means of circumventing any patents that are awarded. There is no guarantee that the Company will have the financial resources necessary to protect its rights adequately. The unavailability of such protection or the inability to adequately enforce such rights could materially adversely affect the Company's business and operating results. In addition, the Company operates in a competitive environment in which it would not be unlikely for a third party to claim, frivolously or otherwise, that certain of the Company's products may infringe the patents or rights of such third parties. Even the defense of any litigation arising from any such claims may have adverse consequences to the Company. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may be required to obtain licenses relating to technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation would materially adversely affect the Company's operation.


     The Company's products are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment and the environment. In addition, numerous domestic semiconductor manufacturers, including certain of the Company's potential customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products will comply with all applicable material governmental health and safety regulations and standards and with the voluntary industry standards currently in effect. Because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Non-compliance could result in governmental restrictions on sales and/or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance. Because the Company's products are being designed to reduce the use of expensive and hazardous chemicals in the production of interconnects and printed circuit boards, the Company believes that government environmental and work regulations will eventually work to the Company's competitive advantage.


     The Company hopes to license its technology to the larger printed circuit board manufacturers. The Company utilizes its process to make printed circuit boards for its customers. These printed circuit boards hopefully will demonstrate to the large board manufacturers the validity of the process, which may make them more receptive to using the process, which may be licensed to them. The equipment and chemicals, hopefully, will be supplied by the Company.


     In 2001, sales of the Company's prototype printed circuit boards increased over the previous year, resulting in a very modest source of cash for the Company. These sales provided the Company with insight and feedback from customers regarding the Company's technology and the quality of its printed circuit board products. The Company also established a website, www.mitcom.com, during 2001 in an effort to increase sales.
     Due to the Company's limited financial resources, unless additional capital investment is secured, as discussed below, the Company will be unable to continue operations beyond near term.


     Through March 31, 2002, the Company recognized modest revenues, yet incurred significant research and development expenses, resulting in a net loss from operations. Due to limited revenues, the Company continues to consume cash for research and development activities, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salary, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the Company's research activities thus significantly reduced cash balances and liquidity.


     Moreover, continued efforts will be necessary to advance the Company's technology to the next level, which involves automation of two or more critical steps in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the Company's technology. Such efforts will therefore require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the Company's president and founder advanced $50,000 in the form of two subordinated loans of $25,000 each to the Company during late 2001 and early 2002. Second, the Company retained a financial advisor to assist the Company in raising additional capital, which may include seeking additional investors in a private placement of the Company's securities. To the extent the Company is not successful in raising additional capital, the Company will be unable to continue its research and development efforts or fund continuing operations.


     Management does not believe that inflation or changing prices have had any material effect on the Company's financial results.


     The statements contained in this report concerning the Company's goals, strategies and expectations for business and financial results are "forward-looking statements" based on current expectations. Such forward-looking statements specifically include statements relating to the cost-competitiveness of the Company's products, the Company's ability to complete the development of its products with its available capital resources, the receipt of additional debt investment and ability to attract additional capital, revenue, and earnings and profitability expectations. No assurances can be given that the results in any forward-looking statements will be achieved and actual results could differ materially. Among the factors that could materially impact on these statements are the existence of known and unknown products competitive with the Company's products, slower than expected marketplace acceptance and purchases of the Company's products and the Company's inability to obtain additional financing.

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

MICRO INTERCONNECT TECHNOLOGY, INC.



  /s/ N. Edward Berg                        May 20, 2002
N.Edward Berg,President                          Date