Form 10QSB
period 2002-06-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2002-08-14
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended June 30, 2002

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

Common Stock outstanding at June 30, 2002 - 1,266,450 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION

ITEM I Financial Statements




                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE


        -    Unaudited Condensed Balance Sheets,
               June 30, 2002 and December 31, 2001                   3


        -    Unaudited Condensed Statements of Operations,
               for the three and six months ended June 30, 2002
               and 2001 and from inception on February 11,
               1998 through June 30, 2002                            4


        -  Unaudited Condensed Statements of Cash Flows, for
             the six months ended June 30, 2002 and 2001 and
             from inception on February 11, 1998 through
             June 30, 2002                                           5


        -  Notes to Unaudited Condensed Financial Statements      6 - 13

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS
                                                       June 30,   December 31,
                                                         2002        2001
                                                      ___________ ___________
CURRENT ASSETS:
  Cash in bank                                        $     5,065 $    28,901
  Accounts receivable, net of allowance for doubtful
    accounts of $268 and $0, respectively                     537           -
  Accrued interest receivable                                   -          19
  Prepaid expenses                                              -         885
                                                      ___________ ___________
        Total Current Assets                                5,602      29,805

PROPERTY, PLANT AND EQUIPMENT, net                          2,707       3,287

OTHER ASSETS:
  Refundable deposits                                         800         800
  Deferred stock offering costs                            10,092       6,051
                                                      ___________ ___________
                                                      $    19,201 $    39,943
                                                      ___________ ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                    $    24,291 $     8,956
  Accounts payable - related party                            228         127
  Other accrued liabilities                                64,179      37,911
                                                      ___________ ___________
        Total Current Liabilities                          88,698      46,994
                                                      ___________ ___________

NOTES PAYABLE - RELATED PARTY                              56,000      25,000

CONTINGENCIES [See Note 4]                                      -           -

        Total Liabilities                                 144,698      71,994
                                                      ___________ ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                 -           -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 1,266,450 shares issued and outstanding      1,267       1,267
  Capital in excess of par value                          564,360     564,360
  Deficit accumulated during the development stage       (691,124)   (597,678)
                                                      ___________ ___________
        Total Stockholders' Equity (Deficit)             (125,497)    (32,051)
                                                      ___________ ___________
                                                      $    19,201 $    39,943
                                                      ___________ ___________

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                              For the Three        For the Six  From Inception
                              Months Ended        Months Ended  on February 11,
                                June 30,            June 30,     1998, Through
                           ___________________ ___________________ June 30,
                             2002     2001       2002      2001      2002
                           _________ _________ _________ _________ _________
SALES, net                 $   1,187 $   2,468 $   2,633 $   3,188 $  15,325

COST OF SALES                     15        25        29        32     4,721
                           _________ _________ _________ _________ _________

        Gross Profit           1,172     2,443     2,604     3,156    10,604
                           _________ _________ _________ _________ _________

OPERATING EXPENSES:
  Selling                          -         -         -         -     1,235
  General and
    administrative            18,874    13,365    28,437    25,932   195,685
  Research and
    development               31,333    42,775    66,137    89,527   523,169
                           _________ _________ _________ _________ _________
  Total Operating Expenses    50,207    56,140    94,574   115,459   720,089
                           _________ _________ _________ _________ _________

LOSS FROM OPERATIONS         (49,035)  (53,697)  (91,970) (112,303) (709,485)
                           _________ _________ _________ _________ _________

OTHER INCOME
  (EXPENSE):
  Interest income                 43       955       115     2,557    20,013
  Interest expense            (1,025)        -    (1,591)        -    (1,652)
                           _________ _________ _________ _________ _________
  Total Other Income
    (Expense)                   (982)      955    (1,476)    2,557    18,361
                           _________ _________ _________ _________ _________
LOSS BEFORE INCOME
  TAXES                      (50,017)  (52,742)  (93,446) (109,746) (691,124)

CURRENT TAX EXPENSE               -          -         -         -         -

DEFERRED TAX EXPENSE              -          -         -         -         -
                           _________ _________ _________ _________ _________
NET LOSS                   $ (50,017)$ (52,742)$ (93,446)$(109,746)$(691,124)
                           _________ _________ _________ _________ _________
LOSS PER COMMON
  SHARE                    $    (.04)$    (.04)$    (.07)$    (.09)$    (.59)
                           _________ _________ _________ _________ _________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                               For the Six      From Inception
                                              Months Ended      on February 11,
                                                June 30,         1998 Through
                                               ___________________ June 30,
                                                 2002      2001      2002
                                               _________ _________ _________
Cash Flows Provided by Operating Activities:
  Net loss                                     $ (93,446)$(109,746)$(691,124)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Amortization expense                               -         -       486
    Depreciation expense                             580       554     3,450
    Non-cash services paid by issuance of
      warrants                                         -         -       227
    Changes in assets and liabilities:
      (Increase) in accounts receivable             (537)     (735)     (537)
      Decrease in accrued interest receivable         19       462         -
      Decrease in prepaid expenses                   885         -         -
      (Increase) in refundable assets                  -         -      (800)
      Increase (decrease) in accounts payable     15,335    (3,360)   24,291
      Increase in accounts payable - related
        party                                        101        32       228
      Increase in other accrued liabilities       26,268     4,850    64,179
                                               _________ _________ _________
        Net Cash (Used) by Operating Activities  (50,795) (107,943) (599,600)
                                               _________ _________ _________

Cash Flows Provided by Investing Activities:
  Payments for organization costs                      -         -      (486)
  Payments for property, plant and equipment           -         -    (6,157)
                                               _________ _________ _________
        Net Cash (Used) by Investing Activities        -         -    (6,643)
                                               _________ _________ _________

Cash Flows Provided by Financing Activities:
  Proceeds from common stock issuance                  -         -   601,110
  Stock offering costs                            (4,041)        -   (46,027)
  Proceeds from sale of warrants                       -         -       225
  Proceeds from notes payable                     31,000         -    56,000
                                               _________ _________ _________
        Net Cash Provided by Financing
          Activities                              26,959         -   611,308
                                               _________ _________ _________

Net Increase (Decrease) in Cash                  (23,836) (107,943)    5,065

Cash at Beginning of Period                       28,901   187,705         -
                                               _________ _________ _________
Cash at End of Period                          $   5,065 $  79,762 $   5,065
                                               _________ _________ _________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                   $       - $       - $      39
    Income taxes                               $       - $       - $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended June 30, 2002 and 2001:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended June 30, 2002 and 2001, advertising costs amounted to $0 and $0, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at:

                                                       June 30,   December 31,
                                                         2002        2001
                                                      ___________ ___________
           Office equipment                           $     6,157 $     6,157
           Less accumulated depreciation                   (3,450)     (2,870)
                                                      ___________ ___________
                                                      $     2,707 $     3,287
                                                      ___________ ___________

  During the six months ended June 30, 2002 and 2001, depreciation expense amounted to $580 and $554, respectively.

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                                       June 30,   December 31,
                                                         2002        2001
                                                      ___________ ___________
           Accrued payroll and payroll taxes          $    56,605 $    31,928
           Accrued vacation                                 5,961       5,961
           Accrued interest payable                         1,613          22
                                                      ___________ ___________
                                                      $    64,179 $    37,911
                                                      ___________ ___________

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

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred  Stock  -  The  Company  has  authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

  Common Stock - From April through June 2000, the Company issued 116,450 shares of the Company's previously authorized but unissued common stock for cash of $291,110. The stock was issued through the exercise of 116,450 warrants to purchase one share of common stock each.

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

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February 2000, 45,250 warrants were issued for cash of $225 and services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. As of June 30, 2002, 44,000 of these warrants were still outstanding.

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

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At June 30, 2002, total awards available to be granted under the Plan amounted to 970,000 shares.

  A summary of the status of the options granted under the Company's stock option plan at June 30, 2002 is presented below:

                                                        June 30, 2002
                                                 ____________________________
                                                             Weighted Average
                                                   Shares     Exercise Price
                                                 __________  ________________
          Outstanding at beginning of period         30,000  $           2.00
          Granted                                         -  $              -
          Exercised                                       -  $              -
          Forfeited                                       -  $              -
          Expired                                         -  $              -
                                                 __________  ________________
          Outstanding at end of period               30,000  $           2.00
                                                 __________  ________________
          Weighted average fair value of options
            granted during the period                     -  $              -
                                                 __________  ________________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the options outstanding under the Company's stock option plan at June 30, 2002 is presented below:

                 Options Outstanding                 Options Exercisable
   ________________________________________________  ______________________
                                         Weighted-               Weighted-
   Range of             Weighted-Average  Average                 Average
   Exercise   Number       Remaining      Exercise     Number     Exercise
    Prices  Outstanding Contractual Life   Price     Exercisable   Price
   ________ ___________ ________________ __________  ___________ __________
   $   2.00      30,000    4.0 years     $     2.00       30,000 $     2.00
   ________ ___________ ________________ __________  ___________ __________

NOTE 6 - RESEARCH AND DEVELOPMENT

  The  Company expenses the costs of research and development as  the  costs
  are  incurred.   Research and development costs amounted  to  $66,137  and
  $89,527 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - On December 27, 2001, an officer/shareholder of the Company loaned $25,000 to the Company as a note payable. On March 19, 2002, the officer/shareholder of the Company loaned an additional $25,000 to the Company as a second note payable. On June 12, 2002, the officer/shareholder of the Company loaned an additional $6,000 to the Company as a third note payable. The first and second notes accrue interest at 8% per annum and are payable in 36 monthly installments to begin January 27, 2005 for the first note payable and April 19, 2005 for the second note payable. The third note payable accrues interest at 7% per annum and is payable in 36 monthly installments to begin July 12, 2005.

  Maturity of the notes payable for the twelve month periods ended:

                     June 30,                       Principal Due
                   ____________                     _____________
                       2003                         $           -
                       2004                                     -
                       2005                                 5,624
                       2006                                17,684
                       2007                                19,132
                       2008                                13,560
                                                    _____________
                                                    $      56,000
                                                    _____________

  Interest expense for the notes payable for the six months ended June 30, 2002 and 2001 amounted to $1,591 and $0, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved to sale, 30,250 were to directors. As of June 30, 2002, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2014. The Company expensed these costs during 1999. During the six months ended June 30, 2002, the Company incurred costs of $2,376 to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2017. The Company expensed these costs during the six months ended June 30, 2002. For the six months ended June 30, 2002 and 2001, the Company had royalty expense of $29 and $32, respectively. As of June 30, 2002, royalties payable to the officer/shareholder totaled $156.

  Management Compensation - Starting June 1, 1999 the Company's president is being compensated by the Company. For the six months ended June 30, 2002 and 2001, the Company paid approximately $2,000 and $22,833, respectively, as salary to the president. At June 30, 2002, the Company has accrued salary payable to its president of $48,000.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. Total rent expense during the six months ended June 30, 2002 and 2001 was $8,400 and $8,400, respectively.

  Research and Development Expenses - During the six months ended June 30, 2002 and 2001, the Company purchased raw materials and labor in the amount of $0 and $3,197, respectively, from a relative of an officer/director of the Company.

NOTE 8 - CONCENTRATIONS

  Sales - The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the six months ended June 30, 2002:

         Customer A          42%
         Customer B          12%

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $691,000, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $235,000 and $205,000 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $30,000 during the six months ended June 30, 2002.

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

NOTE 11 - FINANCING AGREEMENT

  On September 26, 2001 the Company entered into an agreement with ACG Advisors, LLC and ACG Securities, LLC ("Advisors"). The agreement provides that Advisors will assist the Company in raising up to $3,000,000 through equity or mezzanine securities to assist the Company to continue its development activities. The Company will pay Advisors five monthly payments of $2,000. The Company will also issue 50,650 shares of common stock to Advisors. Advisors will also receive 7.5% of the proceeds raised (reduced by the $2,000 monthly payments). As of June 30, 2002, the Company had paid $10,000 to Advisors which has been accounted for as deferred stock offering costs. This agreement has a term of one year.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the periods presented:

                              For the Three        For the Six  From Inception
                              Months Ended        Months Ended  on February 11,
                                June 30,            June 30,     1998, Through
                           ___________________ ___________________ June 30,
                             2002     2001       2002      2001      2002
                           _________ _________ _________ _________ _________
   Loss from continuing
   operations available to
   common shareholders
   (numerator)             $ (50,017)$ (52,742)$ (93,446)$(109,746)$(691,124)
                           _________ _________ _________ _________ _________
   Weighted average number
   of common shares
   outstanding used in loss
   per share for the period
   (denominator)           1,266,450 1,266,450 1,266,450 1,266,450 1,163,616
                           _________ _________ _________ _________ _________

  At June 30, 2002, the Company had 44,000 outstanding warrants and 30,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - SUBSEQUENT EVENTS

  Note Payable - On July 18, 2002, an officer/shareholder of the Company loaned $14,000 to the Company as a note payable. The note payable accrues interest at 7% per annum and is payable in 36 monthly installments to begin August 18, 2005.

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


     The Company's products are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment and the environment. In addition, numerous domestic semiconductor manufacturers, including certain of the Company's potential customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products will comply with all applicable material governmental health and safety regulations and standards and with the voluntary industry standards currently in effect. Because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Non-compliance could result in governmental restrictions on sales and/or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance. Because the Company's products are being designed to reduce the use of expensive and hazardous chemicals in the production of interconnects and printed circuit boards, the Company believes that government environmental and work regulations may eventually work to the Company's competitive advantage.


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


     Through June 30, 2002, the Company recognized modest revenues, yet incurred significant research and development expenses, resulting in a net loss from operations. Due to limited revenues, the Company continues to consume cash for research and development activities, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salary, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the Company's research activities thus significantly reduced cash balances and liquidity.


     Moreover, continued efforts will be necessary to advance the Company's technology to the next level, which involves automation of two or more critical steps in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the Company's technology. Such efforts will therefore require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the Company's president and founder advanced a total of $70,000 in the form of subordinated loans between December 2001 and July 2002. Second, the Company retained a financial advisor to assist the Company in raising additional capital, which may include seeking additional investors in a private placement of the Company's securities. To the extent the Company is not successful at present in raising additional capital, the Company will be unable to continue its research and development efforts or fund continuing operations.


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

MICRO INTERCONNECT TECHNOLOGY, INC.



  /s/ N. Edward Berg                        August 14, 2002
N.Edward Berg,President                          Date




                         CERTIFICATION PURSUANT TO
                         18 U.S.C.  SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Micro Interconnect Technology, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, N. Edward Berg, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ N. Edward Berg
Chief Executive Officer and Chief Financial Officer
August 14, 2002