Form 10QSB
period 2002-09-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2002-11-19
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2002

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

Common Stock outstanding at September 30, 2002 - 1,266,450 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION

ITEM I Financial Statements



                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        -  Unaudited Condensed Balance Sheets,
            September 30, 2002 and December 31, 2001            2 - 3


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2002 and 2001 and from
            inception on February 11, 1998 through
            September 30, 2002                                    4


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2002
            and 2001 and from inception on February 11,
            1998 through September 30, 2002                       5


        -  Notes to Unaudited Condensed Financial Statements    6 - 14

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           September 30,December 31,
                                                2002        2001
                                            ___________ ___________
CURRENT ASSETS:
  Cash in bank                               $    7,143  $   28,901
  Accounts receivable, net of
    allowance for doubtful accounts
    of $580 and $0, respectively                    110           -
  Accrued interest receivable                         -          19
  Prepaid expenses                                    -         885
                                            ___________ ___________
        Total Current Assets                      7,253      29,805
                                            ___________ ___________

PROPERTY, PLANT AND EQUIPMENT, net                2,417       3,287
                                            ___________ ___________

OTHER ASSETS:
  Refundable deposits                               800         800
  Deferred stock offering costs                  10,092       6,051
                                            ___________ ___________
        Total Other Assets                       10,892       6,851
                                            ___________ ___________

                                             $   20,562  $   39,943
                                            ___________ ___________
























                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                           September 30,December 31,
                                                2002        2001
                                            ___________ ___________
CURRENT LIABILITIES:
  Accounts payable                           $   24,500  $    8,956
  Accounts payable - related party                  230         127
  Other accrued liabilities                      83,933      37,911
                                            ___________ ___________
        Total Current Liabilities               108,663      46,994
                                            ___________ ___________

NOTES PAYABLE - RELATED PARTY                    86,000      25,000
                                            ___________ ___________

CONTINGENCIES [See Note 4]                            -           -
                                            ___________ ___________

        Total Liabilities                       194,663      71,994
                                            ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                   -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 shares issued and
   outstanding                                    1,267       1,267
  Capital in excess of par value                564,360     564,360
  Deficit accumulated during the
   development stage                          (739,728)   (597,678)
                                            ___________ ___________
        Total Stockholders' Equity (Deficit)  (174,101)    (32,051)
                                            ___________ ___________

                                             $   20,562  $   39,943
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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                     From
                                                                   Inception
                                                                      on
                         For the Three        For the Nine          February
                         Months Ended         Months Ended         11, 1998
                         September 30,        September 30,         Through
                     ____________________  ______________________  September
                        2002       2001       2002        2001      30, 2002
                     _________  _________  __________  __________  __________
SALES, net           $    331   $   1,500  $   3,131   $   4,688   $  15,823

COST OF SALES               2          15         31          47       4,723
                     _________  _________  __________  __________  __________

        Gross Profit      229       1,485      3,100       4,641      11,100
                     _________  _________  __________  __________  __________

OPERATING EXPENSES:
  Selling                   -           -          -           -       1,235
  General and
    administrative     14,922      24,547     43,627      50,479     210,875
  Research and
    development        32,548      35,510     98,685     125,037     555,717
                     _________  _________  __________  __________  __________
Total Operating
  Expenses             47,470      60,057    142,312     175,516     767,827
                     _________  _________  __________  __________  __________

LOSS FROM OPERATIONS  (47,241)   (58,572)   (139,212)   (170,875)   (756,727)
                     _________  _________  __________  __________  __________

OTHER INCOME
  (EXPENSE):
  Interest income           3        384         118       2,941      20,016
  Interest expense     (1,365)         -      (2,956)          -      (3,017)
                     _________  _________  __________  __________  __________
  Total Other Income
    (Expense)          (1,362)       384      (2,838)      2,941      16,999
                     _________  _________  __________  __________  __________
LOSS BEFORE INCOME
  TAXES               (48,603)   (58,188)   (142,050)   (167,934)   (739,728)

CURRENT TAX EXPENSE         -          -           -           -           -

DEFERRED TAX EXPENSE        -          -           -           -           -
                     _________  _________  __________  __________  __________
NET LOSS             $(48,603)  $(58,188)  $(142,050)  $(167,934)  $(739,728)
                     _________  _________  __________  __________  __________
LOSS PER COMMON
  SHARE              $   (.04)  $   (.05)  $    (.11)  $    (.13)  $    (.63)
                     _________  _________  __________  __________  __________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       From
                                                                     Inception
                                                                        on
                                                   For the Nine      February
                                                   Months Ended       11,1998
                                                   September 30,      Through
                                             ______________________  September
                                                2002        2001      30, 2002
                                             __________  __________  __________
Cash Flows Provided by
 Operating Activities:
  Net loss                                   $(142,050)  $(167,934)  $(739,728)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Amortization expense                             -           -         486
    Bad debt expense                               580           -         580
    Depreciation expense                           870         831       3,740
    Non-cash services paid by
     issuance of warrants                            -           -         227
    Changes in assets and liabilities:
      (Increase) in accounts receivable           (690)     (1,525)       (690)
      Decrease in accrued interest receivable       19         608           -
      Decrease in prepaid expenses                 885           -           -
      (Increase) in refundable assets                -           -        (800)
      Increase (decrease) in accounts payable   15,544      (2,049)     24,500
      Increase in accounts payable
        - related party                            103          47         230
      Increase in other accrued liabilities     46,022      13,821      83,933
                                             __________  __________  __________
        Net Cash (Used) by
         Operating Activities                  (78,717)   (156,201)   (627,522)
                                             __________  __________  __________

Cash Flows Provided by Investing Activities:
  Payments for organization costs                    -           -        (486)
  Payments for property, plant and equipment         -           -      (6,157)
                                             __________  __________  __________
        Net Cash (Used) by
         Investing Activities                        -           -      (6,643)
                                             __________  __________  __________

Cash Flows Provided by Financing Activities:
  Proceeds from common stock issuance                -           -     601,110
  Stock offering costs                          (4,041)          -     (46,027)
  Proceeds from sale of warrants                     -           -         225
  Proceeds from notes payable                   61,000           -      86,000
                                             __________  __________  __________
        Net Cash Provided by
         Financing Activities                   56,959           -     641,308
                                             __________  __________  __________
Net Increase (Decrease) in Cash                (21,758)   (156,201)      7,143

Cash at Beginning of Period                     28,901     187,705           -
                                             __________  __________  __________
Cash at End of Period                        $   7,143   $  31,504   $   7,143
                                             __________  __________  __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                 $       -   $       -   $      39
    Income taxes                             $       -   $       -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2002 and 2001:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended September 30, 2002 and 2001, advertising costs amounted to $0 and $0, respectively.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to September
  30,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2002 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at:

                                           September 30,  December 31,
                                                2002          2001
                                            ___________   ___________
           Office equipment                 $    6,157    $    6,157
           Less accumulated depreciation       (3,740)       (2,870)
                                            ___________   ___________
                                            $    2,417    $    3,287
                                            ___________   ___________

  During the nine months ended September 30, 2002 and 2001, depreciation expense amounted to $870 and $831, respectively.

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                           September 30,  December 31,
                                                2002          2001
                                            ___________   ___________
           Accrued payroll and
             payroll taxes                  $   74,994    $   31,928
           Accrued vacation                      5,961         5,961
           Accrued interest payable
             - related party                     2,978            22
                                            ___________   ___________
                                            $   83,933    $   37,911
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

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. From April through June 2000, the Company issued 116,450 shares of the Company's previously authorized but unissued common stock for cash of $291,110. The stock was issued through the exercise of 116,450 warrants to purchase one share of common stock each.

  During May 1999, the Company completed a public stock offering of 150,000 units at $2.00 per share. Each unit consisted of one share of the
  Company's previously authorized but unissued common stock and two redeemable common stock purchase warrants. Each warrant allowed the holder to purchase one share of common stock for $2.50 and were exercisable for a period of one year from the date of the offering. Stock offering costs of $35,935 were offset against the proceeds of the offering in capital in excess of par value.

  During February 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.01 per share).

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February 2000, 45,250 warrants were issued for cash of $225 and services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. As of September 30, 2002, 44,000 of these warrants were still outstanding.

  Stock Options - On June 15, 1999, the Company granted 30,000 stock options under the 1998 Stock Option Plan. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." No Compensation cost has been recognized for the stock options under previous standards since the market value of the Company's common stock was equal to the exercise price of the options on the date of grant.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At September 30, 2002, total awards available to be granted under the Plan amounted to 970,000 shares.

  A summary of the status of the options granted under the Company's stock option plan at September 30, 2002 is presented below:

                                                     September 30, 2002
                                                __________________________
                                                            Weighted Average
                                                Shares       Exercise Price
                                                _______   _________________
          Outstanding at beginning of period    30,000       $      2.00
          Granted                                    -       $         -
          Exercised                                  -       $         -
          Forfeited                                  -       $         -
          Expired                                    -       $         -
                                                _______   _________________
          Outstanding at end of period          30,000       $      2.00
                                                _______   _________________
          Weighted average fair value of
           options granted during the period         -       $         -
                                                _______   _________________

  A summary of the status of the options outstanding under the Company's stock option plan at September 30, 2002 is presented below:

                   Options Outstanding               Options Exercisable
  _____________________________________________  ___________________________
                         Weighted-
                         Average      Weighted                    Weighted-
  Range of               Remaining    Average                     Average
  Exercise   Number     contractual   Exercise     Number         Exercise
  Prices   Outstanding     Life        Price       Exercisable       Price
  _______  ___________  __________   __________  _____________   ___________
  $2.00      30,000      3.7 years     $2.00        30,000         $2.00
  _______  ___________  __________   __________  _____________   ___________

NOTE 6 - RESEARCH AND DEVELOPMENT

  The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $98,685 and $125,037 for the nine months ended September 30, 2002 and 2001, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - An officer/shareholder of the Company has made loans to the Company as notes payable. Notes payable to the officer/shareholder consisted of the following at:

                                               September 30,   December 31,
                                                    2002           2001
                                                 __________  ___________
           Unsecured note payable for 72 months
           at 8% interest, payable in 36 monthly
           installments of $950 to begin
           January 27, 2005                       $ 25,000   $   25,000

           Unsecured note payable for 72 months
           at 8% interest, payable in 36 monthly
           installments of $950 to begin
           April 19, 2005                           25,000            -

           Unsecured note payable for 72 months
           at 7% interest, payable in 36 monthly
           installments of $220 to begin
           July 12, 2005                             6,000            -

           Unsecured note payable for 72 months
           at 7% interest, payable in 36 monthly
           installments of $220 to begin
           August 16, 2005                           6,000            -

           Unsecured note payable for 72 months
           at 7% interest, payable in 36 monthly
           installments of $294 to begin
           August 18, 2005                           8,000            -

           Unsecured note payable for 72 months
           at 7% interest, payable in 36 monthly
           installments of $294 to begin
           September 28, 2005                        8,000            -

           Unsecured note payable for 72 months
           at 7% interest, payable in 36 monthly
           installments of $294 to begin
           October 25, 2005                          8,000            -
                                                ___________  ___________
                                                    86,000       25,000

           Less current portion                          -            -
                                                ___________  ___________
                                                $   86,000   $   25,000
                                                ___________  ___________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  The notes payable mature as follows for the twelve-month periods ended:

            September 30,            Principal Due
             ___________              ___________
                 2003                  $        -
                 2004                           -
                 2005                      10,808
                 2006                      27,416
                 2007                      29,570
                 2008                      18,206
                                      ___________
                                       $   86,000
                                      ___________

  Interest expense for the notes payable for the nine months ended September 30, 2002 and 2001 amounted to $2,956 and $0, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved to sale, 30,250 were to directors. As of September 30, 2002, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2014. The Company expensed these costs during 1999. During the nine months ended September 30, 2002, the Company incurred costs of $2,376 to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2017. The Company expensed these costs during the nine months ended September 30, 2002. For the nine months ended September 30, 2002 and 2001, the Company had royalty expense of $31 and $47, respectively. As of September 30, 2002, royalties payable to the officer/shareholder totaled $158.

  Management Compensation - Starting June 1, 1999, the Company's president is being compensated by the Company. For the nine months ended September 30, 2002 and 2001, the Company paid approximately $2,000 and $39,500, respectively, as salary to the president. At September 30, 2002, the Company has accrued salary payable to its president of $60,500.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. Total rent expense during the nine months ended September 30, 2002 and 2001 was $12,600 and $12,600, respectively.

  Research and Development Expenses - During the nine months ended September 30, 2002 and 2001, the Company purchased raw materials and labor in the amount of $0 and $4,636, respectively, from a relative of an officer/director of the Company.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - CONCENTRATIONS

  Sales - The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the nine months ended September 30, 2002:

         Customer A          38%
         Customer B          11%

  The loss of these significant customers could adversely affect the Company's business and financial condition.

  Location  -  The  Company  is  located in  Bedford,  New  Hampshire.   All
  activities of the Company are located in the Bedford area including all of the Company's property and research.

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $740,000, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $251,500 and $205,000 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $46,500 during the nine months ended September 30, 2002.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - FINANCING AGREEMENT

  On September 26, 2001 the Company entered into an agreement with ACG Advisors, LLC and ACG Securities, LLC ("Advisors"). The agreement provides that Advisors will assist the Company in raising up to $3,000,000 through equity or mezzanine securities to assist the Company to continue its development activities. The Company will pay Advisors five monthly payments of $2,000. The Company will also issue 50,650 shares of common stock to Advisors. Advisors will also receive 7.5% of the proceeds raised (reduced by the $2,000 monthly payments). As of September 30, 2002, the Company had paid $10,000 to Advisors which has been accounted for as deferred stock offering costs. This agreement has a term of one year.

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the periods presented:
                                                                        From
                                                                      Inception
                                                                          on
                             For the Three         For the Nine       February
                             Months Ended          Months Ended       11, 1998
                             September 30,         September 30        Through
                          ____________________  ____________________  September
                             2002      2001        2002      2001      30, 2002
                          _________  _________  _________  _________  _________
   Loss from continuing
   operations available
   to common shareholders
   (numerator)            $(48,603) $(58,188)  $(142,050) $(167,934) $(739,728)
                          _________  _________  _________  _________  _________
   Weighted average
   number of common
   shares outstanding
   used in loss per share
   for the period
   (denominator)          1,266,450  1,266,450  1,266,450  1,266,450  1,169,207
                          _________  _________  _________  _________  _________

  At September 30, 2002, the Company had 44,000 outstanding warrants and 30,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - SUBSEQUENT EVENTS

  Note Payable - On October 24, 2002, an officer/shareholder of the Company loaned $8,000 to the Company as a note payable. The note accrues interest at 7% per annum and is payable in 36 monthly installments to begin November 24, 2005.

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


     Through September 30, 2002, the Company recognized modest revenues, yet incurred significant research and development expenses, resulting in a net loss from operations. Due to limited revenues, the Company continues to consume cash for research and development activities, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salary, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the Company's research activities thus significantly reduced cash balances and liquidity.


     Moreover, continued efforts will be necessary to advance the Company's technology to the next level, which involves automation of two or more critical steps in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the Company's technology. Such efforts will therefore require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the Company's president and founder advanced a total of $94,000 in the form of subordinated loans between December 2001 and October 2002. Second, the Company retained a financial advisor to assist the Company in raising additional capital, which may include seeking additional investors in a private placement of the Company's securities. To the extent the Company is not successful at present in raising additional capital, the Company will be unable to continue its research and development efforts or fund continuing operations.


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



ITEM 3. Controls and Procedures.

      Within the 90 days prior to the date of this report, the Company's Chief Executive Officer/ Chief Financial Officer evaluated the Company's disclosure controls and procedures, and concluded that these controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

MICRO INTERCONNECT TECHNOLOGY, INC.




  /s/ N. Edward Berg                        November 18, 2002
N.Edward Berg,President                          Date

                              CERTIFICATIONS

I, N. Edward Berg, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Micro Interconnect Technology, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 18, 2002                   /s/ N. Edward Berg
                                          N. Edward Berg
                                          Chief Executive Officer and
                                          Chief Financial Officer

                         CERTIFICATION PURSUANT TO
                         18 U.S.C.  SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Micro Interconnect Technology, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, N. Edward Berg, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ N. Edward Berg
Chief Executive Officer and Chief Financial Officer
November 18, 2002