Form 10KSB/A
period 2000-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2003-03-26
CIK 1061819

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the of the voting and non-voting common stock held by non-affiliates computed by the price ($3.00 per share) at which the common stock was sold as of March 30, 2001 - $799,350.

The issuer's revenues for the most recent fiscal year amounted to $300.

Common Stock outstanding at March 30, 2001 - 1,266,450 shares of $.001 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes        No X

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                             Table of Contents

PART I

Item 1  Description of Business                              3

Item 2  Description of Property                              5

Item 3  Legal Proceedings                                    5

Item 4  Submission of Matters to a Vote of
        Security Holders                                     5

PART II

Item 5  Market for Common Equity and
        Related Stockholder Matters                          5

Item 6  Management's Plan of Operations                      7

Item 7  Financial Statements                                 8

Item 8  Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure                 22

PART III

Item 9  Directors, Executive Officers, Promoters
        and Control Persons                                 22

Item 10 Executive Compensation                              22

Item 11 Security Ownership of Certain Beneficial Owners
        and Management                                      23

Item 12 Certain Relationships and Related Transactions      24

Item 13 Exhibits and Reports on Form 8-K                    25

Item 14 Controls and Procedures                             25

        Signature page                                      26

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

The Company has two full time employees and utilizes the services of three independent contractors.

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

     The last reported sales price of the Company's common stock was $3.00 on March 30, 2001. As of March 30, 2001, there were approximately 45 holders of record of the Company's stock.

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

     From April through June 2000, the Company issued 116,450 shares of common stock for $291,110 cash. The stock was issued pursuant to the exercise of 116,450 common stock purchase warrants.

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

     On October 19, 1999, the Company authorized the private sale of 45,250 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only seven persons, including four of the directors of the Company, the Company's patent attorney and two technology consultants to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2000, all 45,250 of these warrants had been purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

James R. Boyack        Director                 12,500
Peter Roth             Director                 12,500
David B. Ostler        Director, formerly        1,250
Woodie Flowers         Director                  4,000
Brian Holland          Consultant               10,000
Norman Soloway         Patent Attorney           2,500
Robert Sedgewick       Consultant                2,500

In 2000, Mr. Ostler exercised his warrants to purchase 1,250 shares for $2.50 per share.

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

Item 7 Financial Statements












                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE

        -  Independent Auditors' Report                              10


        -  Balance Sheet, December 31, 2000                          11


        -  Statements of Operations, for the years ended
            December 31, 2000 and 1999 and from inception on
            February 11, 1998 through December 31, 2000              12


        -  Statement of Stockholders' Equity,
            from inception on February 11, 1998
            through December 31, 2000                                13


        -  Statements of Cash Flows, for the years ended
            December 31, 2000 and 1999 and from inception on
            February 11, 1998 through December 31, 2000              14


        -  Notes to Financial Statements                          15 - 21

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



PRITCHETT, SILER & HARDY, P.C.

February 26, 2001
Salt Lake City, Utah

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS

                                                                 December 31,
                                                                     2001
                                                                 ____________
CURRENT ASSETS:
  Cash in bank                                                   $    187,705
  Accrued interest receivable                                             691
                                                                 ____________
        Total Current Assets                                          188,396
                                                                 ____________

PROPERTY AND EQUIPMENT, net                                             3,884
                                                                 ____________
OTHER ASSETS:
  Refundable deposits                                                     800
                                                                 ____________
        Total Other Assets                                                800
                                                                 ____________
                                                                 $    193,080
                                                                 ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $      5,409
  Accounts payable - related party                                         73
  Other accrued liabilities                                            10,530
                                                                 ____________
        Total Current Liabilities                                      16,012
                                                                 ____________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                                         -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,266,450 shares issued and
   outstanding                                                          1,267
  Capital in excess of par value                                      564,360
  Deficit accumulated during the
   development stage                                                 (388,559)
                                                                 ____________
        Total Stockholders' Equity                                    177,068
                                                                 ____________
                                                                 $    193,080
                                                                 ____________


 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS




                                                For the         From Inception
                                               Year Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________  December 31,
                                            2001        2000         2001
                                         __________  __________  ____________

SALES, net                               $      300  $    6,995  $      7,295

COST OF SALES                                     3       4,635         4,638
                                         __________  __________  ____________
      Gross Profit                              197       2,360         2,657
                                         __________  __________  ____________
OPERATING EXPENSES:
  General and administrative                 77,516      30,050       108,834
  Research and development                  211,910      87,295       299,205
                                         __________  __________  ____________
      Total Operating Expenses              289,426     117,345       408,039
                                         __________  __________  ____________
LOSS FROM OPERATIONS                       (289,129)   (114,985)     (405,382)
                                         __________  __________  ____________
OTHER INCOME (EXPENSE):
  Interest income                             9,754       6,996        16,862
  Interest expense                                -         (39)          (39)
                                         __________  __________  ____________
      Total Other Income (Expense)            9,754       6,957        16,823
                                         __________  __________  ____________
LOSS BEFORE INCOME TAXES                   (279,375)   (108,028      (388,559)

CURRENT TAX EXPENSE                               -           -             -

DEFERRED TAX EXPENSE                              -           -             -
                                         __________  __________  ____________

NET LOSS                                 $ (279,375) $ (108,028) $   (388,559)
                                         __________  __________  ____________

LOSS PER COMMON SHARE                    $     (.23) $     (.10) $       (.35)
                                         __________  __________  ____________




The accompanying notes are an integral part of these financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2000

                                                                      Deficit
                                                                    Accumulated
                         Preferred Stock  Common Stock   Capital in During the
                          _____________ ________________ Excess of  Development
                          Shares Amount  Shares   Amount Par Value     Stage
                          ______ ______ _________ ______ __________ ___________
BALANCE, February 11, 1998     - $    -         - $    - $        - $         -

Issuance of 1,000,000
 shares of common stock
 for cash, February 1998
 at $.01 per share             -      - 1,000,000  1,000      9,000           -

Net loss for the period
 ended December 31, 1998       -      -         -      -          -      (1,156)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1998     -      - 1,000,000  1,000      9,000      (1,156)

Issuance of 150,000 shares
 of common stock for cash,
 May 1999  at $2.00 per
 share, net of stock
 offering costs of $35,935     -      -   150,000    150    263,915           -

Net loss for the year
 ended December 31, 1999       -      -         -      -          -    (108,028)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1999     -      - 1,150,000  1,150    272,915    (109,184)

Issuance of 45,250
 warrants to purchase
 common stock for cash of
 $225 and services
 rendered valued at $227,
 or $.01 per warrant,
 February 2000                 -      -         -      -        452           -

Issuance of 116,450 shares
 common stock for $290,985
 cash, or $2.50 per share,
 June 2000                     -      -   116,450    117    290,993           -

Net loss for the year
 ended December 31, 2000       -      -         -      -          -    (279,375)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2000     - $    - 1,266,450 $1,267 $  564,360 $  (388,559)
                          ______ ______ _________ ______ __________ ___________












 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                For the         From Inception
                                               Year Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________  December 31,
                                            2001        2000         2001
                                         __________  __________  ____________
Cash Flows from Operating Activities:
 Net loss                                $ (279,375) $ (108,028) $   (388,559)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Amortization expense                            -         405           486
  Depreciation expense                        1,106         602         1,708
  Non-cash services paid by issuance of
   warrants                                     227           -           227
  Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                                  510        (510)            -
   (Increase) in other receivables              (16)       (675)         (691)
   (Increase) in refundable assets                -        (800)         (800)
   Increase (decrease) in accounts
    payable                                  (1,643)      5,877         5,409
   Increase (decrease) in accounts
    payable - related party                       3        (416)           73
   Increase in other accrued liabilities      8,286       2,244        10,530
                                         __________  __________  ____________
    Net Cash (Used) by Operating
     Activities                            (270,902)   (101,301)     (371,617)
                                         __________  __________  ____________
Cash Flows from Investing Activities:
 Payments for organization costs                  -           -          (486)
 Purchase of property and equipment               -      (5,592)       (5,592)
                                         __________  __________  ____________
    Net Cash (Used) by Investing
     Activities                                   -      (5,592)       (6,078)
                                         __________  __________  ____________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance        290,985     300,000       600,985
 Stock offering costs                             -     (32,035)      (35,935)
 Proceeds from sale of warrants                 350           -           350
                                         __________  __________  ____________
    Net Cash Provided by Financing
     Activities                             291,335     267,965       565,400
                                         __________  __________  ____________
Net Increase in Cash                         20,433     161,072       187,705

Cash at Beginning of Period                 167,272       6,200             -
                                         __________  __________  ____________
Cash at End of Period                    $  187,705  $  167,272  $    187,705
                                         __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                              $        -  $       39  $         39
   Income taxes                          $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the years ended December 31, 2000 and 1999:
   The Company issued 22,750 warrants to purchase common stock for services rendered valued at $227, or $.01 per warrant

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and Equipment consisted of the following at December 31:

                                                   2000          1999
                                               ____________  ____________
           Office equipment                    $      5,592  $      5,592
           Less accumulated depreciation             (1,708)         (602)
                                               ____________  ____________
                                               $      3,884  $      4,990
                                               ____________  ____________

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


NOTE 7 - RESEARCH AND DEVELOPMENT

  The  Company expenses the costs of research and development as  the  costs
  are  incurred.   Research and development costs amounted to  $211,910  and
  $87,295 for the years ended December 31, 2000 and 1999.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS



NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001 at December 31, 2000, 1,266,450 shares were issued and outstanding.

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

  Stock Warrants - During 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock, to various directors, consultants, and an attorney. They can purchase their warrants at $.01 per warrant. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $2.50 per share. The warrants can be purchased for a period of 120 days from the date of approval. The warrants are exercisable for five years. As of December 31, 2000, 45,250 warrants were purchased for cash of $225 and services rendered valued at $227 and 44,000 warrants were outstanding.

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

                                                      2000
                                                  ____________
    Net Loss                    As reported       $   (279,375)
                                Proforma          $   (279,375)

    (Loss) per share            As reported       $       (.23)
                                Proforma          $       (.23)
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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the options granted under the Company's stock option plan at December 31, 2000 is presented below:

                                                        December 31, 2001
                                                    __________________________
                                                              Weighted-Average
                                                     Shares    Exercise Price
                                                    ________  ________________
          Outstanding at beginning of year            30,000  $           2.00
          Granted                                          -  $              -
          Exercised                                        -  $              -
          Forfeited                                        -  $              -
          Expired                                          -  $              -
                                                    ________  ________________
          Outstanding at end of year                  30,000  $           2.00
                                                    ________  ________________
          Weighted average fair value of options
           granted during the year                    30,000  $           2.00
                                                    ________  ________________

  A summary of the status of the options outstanding under the Company's stock option plan at December 31, 2000 is presented below:

                        Options Outstanding              Options Exercisable
              ________________________________________  ______________________
                                             Weighted-               Weighted-
    Range of               Weighted-Average   Average                 Average
    Exercise    Number        Remaining      Exercise     Number     Exercise
     Prices   Outstanding  Contractual Life    Price    Exercisable    Price
    ________  ___________  ________________  _________  ___________  _________
    $   2.00       30,000     5.5 years      $    2.00       30,000  $    2.00
    ________  ___________  ________________  _________  ___________  _________

NOTE 9 - RELATED PARTY TRANSACTIONS

  Management Compensation - Starting June 1, 1999 the president is being compensated by the Company. For the years ended December 31, 2000 and 1999, the Company paid approximately $46,000 and $29,000, respectively, in salary to the president.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved to sale, 30,250 were to directors. As of December 31, 2000, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

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

NOTE 10 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999 and from inception on February 11, 1998 through December 31, 2000:

                                                For the         From Inception
                                               Year Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________  December 31,
                                            2001        2000         2001
                                         __________  __________  ____________

         Loss from continuing operations
         available to common shareholders
         (numerator)                     $ (279,375) $ (108,028) $   (388,559)
                                         __________  __________  ____________
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                    1,217,770   1,100,274     1,110,345
                                         __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 8 Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure.

     There are no changes in or disagreements with accountants on accounting and financial disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      Officer or      Position    with    the
Name             Age  Director Since  Position with the Company
_______________  ___  ______________  ____________________________________
N. Edward Berg   66   1998            Director, President and Cheif
                                      Executive Officer

James R. Boyack  64   1998            Director

Peter H. Roth    63   1998            Director

Woodie Flowers   55   1998            Director

N. Edward Berg has been a Director and the President and Chief Executive Officer of the Company since its inception in 1998. Mr. Berg previously had founded and managed three successful technology based companies, the most recent being Bedford Computer a company that designed and built custom computerized pre-press systems for the printing industry. He has also authored three books published by Graphic Arts Technical Foundation. Mr. Berg holds seven patents and three filings dealing with techniques for making PCBs and display systems and he holds national awards in electronics. Mr. Berg graduated from Massachusetts Institute of Technology with a degree in Electrical Engineering and an Option in Industrial Management from the Sloan School of Management.

Dr. James R. Boyack has been a Director of the Company since its inception in 1998. Currently retired, Dr. Boyack most recently worked for Polaroid Corporation, where he spent 28 years working on the physical chemistry of instant photographic systems and on digital image processing. He has a BS degree in Chemistry and a PHD Degree in Physical Chemistry from the University of Utah.

Peter H. Roth has been a Director of the Company since its inception in 1998. Mr. Roth is currently retired, having most recently worked for Polaroid Corporation as a Research Fellow. He is a Founding member of the ANSI/ISO committee on image permanence. Mr. Roth has a BS Degree from C.C.N.Y. in Chemical Engineering. He also has received a Masters Degree in Physical Chemistry and a Masters Degree in Solid-State Physics from Northeastern University.

Professor Woodie Flowers has been is a Director of and part time consultant to the Company since its inception in 1998. Professor Flowers is at Massachusetts Institute of Technology ("M.I.T.") as the Pappalardo Professor serving as a professor of mechanical engineering and as a Director of the New Products Program. Professor Flowers attended Louisiana Polytechnic University and M.I.T. He received his bachelor of Science in 1966, his Master of Science in 1968, his degree in Mechanical Engineering in 1970 and his Doctor of Philosophy in 1972.

Each Director serves until the next annual meeting of the stockholders or until a successor is elected and qualified. Officers serve for one year election by the board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires that directors, certain officers, and beneficial owners of more than 10% of a registered class of the Company's equity securities file reports of initial beneficial ownership and changes in beneficial ownership of such securities with the Securities and Exchange Commission and furnish copies of such reports to the Company. Based solely upon its review of any such reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2000, such persons made all required filings.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION
The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, December 31, 1999, and December 31, 1998 of those persons who were at December 31, 2000 (i) the Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer, (with the Chief Executive Officer, collectively, the "Named Officers").

Summary Compensation Table
                                                  Long Term
                           Annual Compensation   Compensation
                          _____________________   Securities    All Other
Name and Principal                                Underlying   Compensation
Position            Year  Salary ($)  Bonus ($)    Options         ($)
__________________  ____  __________  _________  ____________  ____________

N. Edward Berg      2000     46,000       -            -             -
President-CEO
                    1999     29,000       -            -             -

                    1998       -          -            -             -

Employment Contracts

In 1999, the Company entered into an Employment Agreement with Mr. Berg. The Employment Agreement provides for an annual salary of $50,000 and was for the term June 1, 1999 to June 1, 2000. The Employment Agreement provides
Mr. Berg with a death benefit of $3,000 and a disability benefit of $3,125 per month after a six-week disability period. The Employment Agreement allows the Company to terminate the agreement only after Mr. Berg has been unable to perform his duties or is absent from employment for a period of five months. The Company and Mr. Berg have continued to operate under the Employment Agreement after the expiration of its term.


Item 11. Security Ownership of Certain Beneficial Owners and Management

MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 30, 2001 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and officers of the Company as a group:

                                Number of Shares   Percentage Beneficially
Name and Address               Beneficially Owned         Owned (1)
_____________________________  __________________  _______________________

N. Edward Berg                      1,000,000               78.96%
Director, President-CEO
70 Horizon Drive
Bedford, NH 03110

James R. Boyack (2)                    12,500                0.98%
Director
32 Hampton Meadows
Hampton, NH 03842

Peter H. Roth (3)                      15,500                1.21%
Director

34B Charles River Road
Waltham, MA 02453

Woodie Flowers (4)                      5,500                0.43%
Director
214 Boston Post Road
Weston, MA 02493

All executive officers and          1,033,500               79.78%
directors as a group (4
persons) (5)

(1) Calculated on the basis of the amount of outstanding shares of common stock plus, for each person or group, any shares that person or group has the right to acquire within 60 days pursuant to options, warrants, or other rights.

(2)    Includes 12,500 shares of common stock which Dr. Boyack  has  the
       right  to  acquire  within  60  days  pursuant  to  exercise   of
       warrants.

(3)    Includes  12,500 shares of common stock which Mr.  Roth  has  the
       right  to  acquire  within  60  days  pursuant  to  exercise   of
       warrants.

(4) Includes 4,000 shares of common stock which Professor Flowers has the right to acquire within 60 days pursuant to exercise of warrants.

(5) Includes 29,000 shares of common stock which certain officers and directors have the right to acquire within 60 days pursuant to exercise of warrants.


Item 12. Certain Relationships and Related Transactions

In June 1999, the Company entered into a one year lease for a facility on Tirrell Road in Goffstown, New Hampshire with Ruth Berg, the spouse of N. Edward Berg (a director and the majority shareholder of the Company and the Company's CEO-President). Monthly rent from November 1, 1999 to December 31, 2000 was approximately $1,400. The Company continues to occupy the space on a month-to-month basis for a monthly rent of $1,400. In 2000, the Company paid $16,800 to Mrs. Berg as rent for the facility.

In 1998, the Company entered into an exclusive licensing agreement with Mr. Berg for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The Company pays a 1% royalty of gross sales and receipts for the rights. During the year ended December 31, 1999, the Company incurred costs of $4,071 to register additional patents owned by Mr. Berg. According to the license agreement, incurring these costs extends the license agreement seven years to expire in 2014. For the years ended December 31, 2000 and 1999, the Company had royalty expense in the amount of $3 and $70, respectively.

On October 19, 1999, the Company authorized the private sale of 45,250 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only seven persons, including four of the directors of the Company, the Company's patent attorney and two technology consultants to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2000, all 45,250 of these warrants had been purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

James R. Boyack        Director                 12,500
Peter Roth             Director                 12,500
David B. Ostler        Director, formerly        1,250
Woodie Flowers         Director                  4,000
Brian Holland          Consultant               10,000
Norman Soloway         Patent Attorney           2,500
Robert Sedgewick       Consultant                2,500

In 2000, Mr. Ostler exercised his warrants to purchase 1,250 shares for $2.50 per share.


Item 13. Exhibits and Reports on Form 8-K.

(a)   Documents filed as a part of this Form 10-K:

     1. Financial Statements. The Consolidated Financial Statements listed in the Table of Contents to Financial Statements and Financial Statement Schedules under Item 7 above are filed as part of this Annual Report on Form 10-K.

     2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K:   None.


Item 14.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chairman and President-CEO of the Company has reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14 (c)) within 90 days before the filing of this annual report. Based on that evaluation, the Chairman and President-CEO has concluded that his current disclosure controls and procedures are, in all material respects, effective and timely, providing him with material information relating to that required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2003

MICRO INTERCONNECT TECHNOLOGY, INC.

By:  /s/ N. EDWARD BERG, PRESIDENT
    _______________________________
     N. Edward Berg, President-CEO


Signature                Title
_____________________    _________________________________________________

/s/ N. EDWARD BERG       President-CEO (Principal Executive, Financial and
N. Edward Berg           Accounting Officer) and Chairman of the Board


/s/ JAMES R. BOYACK      Director
James R. Boyack


/s/ PETER ROTH           Director
Peter Roth

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

I, N. Edward Berg, President-CEO and principal executive, financial and accounting officer of Micro Interconnect Technology, Inc., certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Micro
Interconnect Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                    /s/ N. Edward Berg
                                       ____________________
                                       N. Edward Berg
                                       President-CEO and
                                       Principal Executive,
                                       Financial and
                                       Accounting Officer

EXHIBIT INDEX

Exhibit No.

3.1  Articles of Incorporation - Incorporated by reference to
     Exhibit 3a to Amendment No. 3 of the Company's Registration
     Statement on Form SB-2/A (SEC File No. 333-52721), as filed with the Securities and Exchange Commission on February 1, 1999.

3.2 Bylaws - Incorporated by reference to Exhibit 3b to Amendment No. 3 of the Company's Registration Statement on Form SB-2/A
     (SEC File No. 333-52721), as filed with the Securities and Exchange Commission on February 1, 1999.

10.1 Micro Interconnect Technology, Inc. 1998 Stock Option Plan
     - Incorporated by reference to Exhibit 99a to Amendment No. 3 of the Company's Registration Statement on Form SB-2/A (SEC File No. 333-52721), as filed with the Securities and Exchange Commission on February 1, 1999.

10.2 Patent Licensing Agreement - Incorporated by reference to
     Exhibit 99c to Amendment No. 3 of the Company's
     Registration Statement on Form SB-2/A (SEC File No. 333-
     52721), as filed with the Securities and Exchange
     Commission on February 1, 1999.

10.3 Agreement for Facilities - Incorporated by reference to
     Exhibit 99d to Amendment No. 3 of the Company's
     Registration Statement on Form SB-2/A (SEC File No. 333-
     52721), as filed with the Securities and Exchange
     Commission on February 1, 1999.

10.4 Employment Agreement with N. Edward Berg Dated June 1,
     1999 - Incorporated by reference to Exhibit 10.4 to the Company's amended Annual Report on Form 10-KSB/A
     (SEC File No. 333-52721), as filed with the Securities and Exchange Commission on June 21, 2000.

23   Consent of Pritchett, Siler & Hardy, P.C.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

MICRO INTERCONNECT TECHNOLOGY, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Micro Interconnect Technology, Inc. (the "Company") on Form 10-KSB/A for the period ending December 31, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, N. Edward Berg, President-CEO and principal executive, financial and accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Micro Interconnect Technology, Inc. as of December 31, 2000.


Date: March 25, 2003                    /s/ N. Edward Berg
                                       ____________________
                                       N. Edward Berg
                                       President-CEO and
                                       Principal Executive,
                                       Financial and
                                       Accounting Officer