Form 10KSB/A
period 2001-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2003-03-26
CIK 1061819

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                             Table of Contents

PART I

Item 1  Description of Business                              3

Item 2  Description of Property                              5

Item 3  Legal Proceedings                                    5

Item 4  Submission of Matters to a Vote of
        Security Holders                                     5

PART II

Item 5  Market for Common Equity and
        Related Stockholder Matters                          5

Item 6  Management's Plan of Operations                      7

Item 7  Financial Statements                                 8

Item 8  Changes In and Disagreements With Accountants
        on Accounting and Financial Disclosure              26

PART III

Item 9  Directors, Executive Officers, Promoters
        and Control Persons                                 26

Item 10 Executive Compensation                              26

Item 11 Security Ownership of Certain Beneficial
        Owners and Management                               27

Item 12 Certain Relationships and Related Transactions      28

Item 13 Exhibits and Reports on Form 8-K                    29

Item 14 Controls and Procedures                             29

        Signature page                                      30

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

     The last reported sales price of the Company's common stock was $3.00 on March 30, 2001. As of March 30, 2002, there were approximately 45 holders of record of the Company's stock.

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

     From April through June 2000 the Company issued 116,450 shares of common stock for $291,110 cash. The stock was issued pursuant to the exercise of 116,450 common stock purchase warrants.

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

   On October 19, 1999, the Company authorized the private sale of 45,250 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only seven persons, including four of the directors of the Company, the Company's patent attorney and two technology consultants to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2001, all 45,250 of these warrants had been purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

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


PRITCHETT, SILER & HARDY, P.C.

February 28, 2002
Salt Lake City, Utah

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                                 December 31,
                                                                     2001
                                                                 ____________
CURRENT ASSETS:
  Cash in bank                                                   $     28,901
  Accrued interest receivable                                              19
  Prepaid expenses                                                        885
                                                                 ____________
        Total Current Assets                                           29,805

PROPERTY AND EQUIPMENT, net                                             3,287

OTHER ASSETS:
  Refundable deposits                                                     800
  Deferred stock offering costs                                         6,051
                                                                 ____________
                                                                 $     39,943
                                                                 ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                               $      3,356
  Accounts payable - related party                                      5,727
  Other accrued liabilities                                            37,911
                                                                 ____________
        Total Current Liabilities                                      46,994

NOTE PAYABLE - RELATED PARTY                                           25,000

CONTINGENCIES [See Note 4]                                                  -
                                                                 ____________
        Total Liabilities                                              71,994

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                             -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 1,266,450 shares issued and outstanding                  1,267
  Capital in excess of par value                                      564,360
  Deficit accumulated during the development stage                   (597,678)
                                                                 ____________
        Total Stockholders' Equity (Deficit)                          (32,051)
                                                                 ____________
                                                                 $     39,943
                                                                 ____________

 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                For the         From Inception
                                               Year Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________  December 31,
                                            2001        2000         2001
                                         __________  __________  ____________

SALES, net                               $    5,397  $      300  $     12,692

COST OF SALES                                    54           3         4,692
                                         __________  __________  ____________
      Gross Profit                            5,343         297         8,000
                                         __________  __________  ____________
OPERATING EXPENSES:
  Selling                                     1,235           -         1,235
  General and administrative                 58,414      77,516       167,248
  Research and development                  157,827     211,910       457,032
                                         __________  __________  ____________
      Total Operating Expenses              217,476     289,426       625,515
                                         __________  __________  ____________
LOSS FROM OPERATIONS                       (212,133)   (289,129)     (617,515)
                                         __________  __________  ____________
OTHER INCOME (EXPENSE):
  Interest income                             3,036       9,754        19,898
  Interest expense - related party              (22)          -           (61)
                                         __________  __________  ____________
      Total Other Income (Expense)            3,014       9,754        19,837
                                         __________  __________  ____________
LOSS BEFORE INCOME TAXES                   (209,119)   (279,375)     (597,678)

CURRENT TAX EXPENSE                               -           -             -

DEFERRED TAX EXPENSE                              -           -             -
                                         __________  __________  ____________

NET LOSS                                 $ (209,119) $ (279,375) $   (597,678)
                                         __________  __________  ____________

LOSS PER COMMON SHARE                    $     (.17) $     (.23) $       (.52)
                                         __________  __________  ____________





The accompanying notes are an integral part of these financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2001

                                                                      Deficit
                                                                    Accumulated
                         Preferred Stock  Common Stock   Capital in During the
                          _____________ ________________ Excess of  Development
                          Shares Amount  Shares   Amount Par Value     Stage
                          ______ ______ _________ ______ __________ ___________
BALANCE, February 11, 1998     - $    -         - $    - $        - $         -

Issuance of 1,000,000
 shares of common stock
 for cash at $.01 per
 share, February 1998          -      - 1,000,000  1,000      9,000           -

Net loss for the period
 ended December 31, 1998       -      -         -      -          -      (1,156)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1998     -      - 1,000,000  1,000      9,000      (1,156)

Issuance of 150,000 shares
 of common stock for cash
 at $2.00 per share net of
 stock offering costs of
 $35,935, May 1999             -      -   150,000    150    263,915           -

Net loss for the year
 ended December 31, 1999       -      -         -      -          -    (108,028)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1999     -      - 1,150,000  1,150    272,915    (109,184)

Issuance of 45,250
 warrants to purchase
 common stock for cash of
 $225 and services
 rendered valued at $227,
 or $.01 per warrant,
 February 2000                 -      -         -      -        452           -

Issuance of 116,450 shares
 of common stock through
 the exercise of warrants
 at $2.50 per share, June
 2000                          -      -   116,450    117    290,993           -

Net loss for the year
 ended December 31, 2000       -      -         -      -          -    (279,375)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2000     -      - 1,266,450  1,267    564,360    (388,559)

Net loss for the year
 ended December 31, 2001       -      -         -      -          -    (209,119)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2001     - $    - 1,266,450 $1,267 $  564,360 $  (597,678)
                          ______ ______ _________ ______ __________ ___________









 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                For the         From Inception
                                               Year Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________  December 31,
                                            2001        2000         2001
                                         __________  __________  ____________
Cash Flows from Operating Activities:
 Net loss                                $ (209,119) $ (279,375) $   (597,678)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Amortization expense                            -           -           486
  Depreciation expense                        1,162       1,106         2,870
  Non-cash services paid by issuance of
   warrants                                       -         227           227
  Changes in assets and liabilities:
   Decrease in accounts receivable                -         510             -
   (Increase) decrease in accrued
    interest receivable                         672         (16)          (19)
   (Increase) in prepaid expenses              (885)          -          (885)
   (Increase) in refundable deposits              -           -          (800)
   Increase (decrease) in accounts
    payable                                  (2,053)     (1,643)        3,356
   Increase in accounts payable - related
    party                                     5,654           3         5,727
   Increase in other accrued liabilities     27,381       8,286        37,911
                                         __________  __________  ____________
    Net Cash (Used) by Operating
     Activities                            (177,188)   (270,902)     (548,805)
                                         __________  __________  ____________

Cash Flows from Investing Activities:
 Payments for organization costs                  -           -          (486)
 Purchase of property and equipment            (565)          -        (6,157)
                                         __________  __________  ____________
    Net Cash (Used) by Investing
     Activities                                (565)          -        (6,643)
                                         __________  __________  ____________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance              -     291,110       601,110
 Stock offering costs                        (6,051)          -       (41,986)
 Proceeds from sale of warrants                   -         225           225
 Proceeds from note payable                  25,000           -        25,000
                                         __________  __________  ____________
    Net Cash Provided by Financing
     Activities                              18,949     291,335       584,349
                                         __________  __________  ____________

Net Increase (Decrease) in Cash            (158,804)     20,433        28,901

Cash at Beginning of Period                 187,705     167,272             -
                                         __________  __________  ____________

Cash at End of Period                    $   28,901  $  187,705  $     28,901
                                         __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $        -  $        -  $         39
   Income taxes                          $        -  $        -  $          -

                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [CONTINUED]


Supplemental Schedule of Noncash Investing and Financing Activities:

 For the year ended December 31, 2001:
   None

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                                                 December 31,
                                                                     2001
                                                                 ____________
           Accrued payroll and payroll taxes                     $     31,928
           Accrued vacation                                             5,961
           Accrued interest payable - related party                        22
                                                                 ____________
                                                                 $     37,911
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

  A summary of the status of the options granted under the Company's stock option plan at December 31, 2001 is presented below:

                                                        December 31, 2001
                                                    __________________________
                                                              Weighted-Average
                                                     Shares    Exercise Price
                                                    ________  ________________
          Outstanding at beginning of year            30,000  $           2.00
          Granted                                          -  $              -
          Exercised                                        -  $              -
          Forfeited                                        -  $              -
          Expired                                          -  $              -
                                                    ________  ________________
          Outstanding at end of year                  30,000  $           2.00
                                                    ________  ________________
          Weighted average fair value of options
           granted during the year                         -  $              -
                                                    ________  ________________

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

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. Total rent expense during the years ended December 31, 2001 and 2000 was $16,800 and $16,800, respectively.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2001 and 2000 and from inception on February 11, 1998 through December 31, 2001:

                                                For the         From Inception
                                               Year Ended      on February 11,
                                              December 31,      1998, Through
                                         ______________________  December 31,
                                            2001        2000         2001
                                         __________  __________  ____________

         Loss from continuing operations
         available to common shareholders
         (numerator)                     $ (209,119) $ (279,375) $   (597,678)
                                         __________  __________  ____________
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                    1,266,450   1,217,770     1,150,499
                                         __________  __________  ____________

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      Officer or      Position    with    the
Name             Age  Director Since  Position with the Company
_______________  ___  ______________  ____________________________________
N. Edward Berg   67   1998            Director, President and Cheif
                                      Executive Officer

James R. Boyack  65   1998            Director

Peter H. Roth    64   1998            Director

Woodie Flowers   56   1998            Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires that directors, certain officers, and beneficial owners of more than 10% of a registered class of the Company's equity securities file reports of initial beneficial ownership and changes in beneficial ownership of such securities with the Securities and Exchange Commission and furnish copies of such reports to the Company.
Based solely upon its review of any such reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2001, such persons made all required filings.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION
The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, December 31, 2000, and December 31, 1999 of those persons who were at December 31, 2001
(i) the Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer, (with the Chief Executive Officer, collectively, the "Named Officers").

Summary Compensation Table
                                                  Long Term
                           Annual Compensation   Compensation
                          _____________________   Securities    All Other
Name and Principal                                Underlying   Compensation
Position            Year  Salary ($)  Bonus ($)    Options         ($)
__________________  ____  __________  _________  ____________  ____________

N. Edward Berg      2001     24,000       -            -             -
President-CEO
                    2000     46,000       -            -             -

                    1999     29,000       -            -             -

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 30, 2002 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and officers of the Company as a group:

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

Item 12. Certain Relationships and Related Transactions

In June 1999, the Company entered into a one year lease for a facility on Tirrell Road in Goffstown, New Hampshire with Ruth Berg, the spouse of N. Edward Berg (a director and the majority shareholder of the Company and the Company's CEO-President). The Company continues to occupy the space on a month-to-month basis for a monthly rent of $1,400, thus incurring rental expenses of $16,800 per year. In 2001, the Company paid $11,200 to Mrs. Berg as rent for the facility.

In 1998, the Company entered into an exclusive licensing agreement with Mr. Berg for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The Company pays a 1% royalty of gross sales and receipts for the rights. During the years ended December 31, 1999 and 2000, the Company incurred costs of $4,071 and $12,642 to register additional patents owned by Mr. Berg. According to the license agreement, incurring these costs extends the license agreement to expire in 2017. For the years ended December 31, 2001 and 2000, the Company had royalty expense in the amount of $54 and $3, respectively. As of December 31, 2001, royalties payable to Mr. Berg totaled $127.

On December 27, 2001, Mr. Berg loaned $25,000 to the Company as a note payable. The note accrues interest at 8% per annum and is payable in 36 monthly installments to begin January 27, 2005. Maturity of the note payable for the years ended:

             December 31,                    Principal Due
             ____________                    _____________
                 2002                        $           -
                 2003                                    -
                 2004                                    -
                 2005                                7,679
                 2006                                8,316
                 2007                                9,005
                                             _____________
                 Total                       $      25,000

Interest expense for the note payable for the year ended December 31, 2001 amounted to $22.

On October 19, 1999, the Company authorized the private sale of 45,250 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only seven persons, including four of the directors of the Company, the Company's patent attorney and two technology consultants to the Company. The transactions were exempt from registration under Section 4(2) under the Securities
Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2001, all

45,250 of these warrants had been purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

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

10.5 Agreement with ACG Advisors, LLC and ACG Securities, LLC dated September 26, 2001 - Confidential materials, omitted and filed separately with the Securities and Exchange Commission.

23   Consent of Pritchett, Siler & Hardy, P.C.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

MICRO INTERCONNECT TECHNOLOGY, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Micro Interconnect Technology, Inc. (the "Company") on Form 10-KSB/A for the period ending December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, N. Edward Berg, President-CEO and principal executive, financial and accounting officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Micro Interconnect Technology, Inc. as of December 31, 2001.


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