Form 10KSB
period 2002-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2003-03-26
CIK 1061819

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              _______________

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

                                    OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 333-52721

                    MICRO INTERCONNECT TECHNOLOGY, INC.
     (Exact name of small business issuer as specified in its charter)

              Nevada                     02-0497440
 (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)     Identification No.)

         70 Horizon Drive
      Bedford, New Hampshire               03903
 (Address of principal executive         (Zip Code)
             offices)

      Issuer's telephone number, including area code: (603) 666-0206

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  [X]       No [   ]

  Check if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.  [   ]

  The  issuer's revenues for the fiscal year ended December 31, 2002 were:
$ 3,131

  The aggregate market value of the voting and non-voting common stock, par value $0.001, held by non-affiliates of the registrant was $3,171 based on the last reported sale price or the average bid and asked price of the issuer's common stock on the OTC Bulletin Board as of the close of business on March 18, 2003.

  There were 1,317,100 shares of issuer's common stock outstanding as of March 18, 2003.

  Transitional Small Business Disclosure Format:  Yes [  ]     No [X]

                                  PART I

Item 1. Description of Business.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT, INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE ON OTHERS, THE IMPACT OF COMPETITIVE PRODUCTS, PATENT ISSUES, CHANGING MARKET CONDITIONS AND THE OTHER RISKS DETAILED THROUGHOUT THIS FORM 10-KSB. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS FORM 10-KSB. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

As of the end of fiscal 2002, the Company has substantially completed its initial prototype facility. Management believes that the manual prototype system must have some refinement, basic automation and enhanced quality control to enable the commercial application of this technology.

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

There are multiple available sources of the materials the Company is incorporating into its products and the prototype production facilities. The Company does not believe that it will be dependent upon a few suppliers. There are also many potential customers for the Company's intended products. Until the Company has completed development of commercial products, it is not possible to predict whether the Company will become dependent upon one or a few major customers. The Company intends to establish a broad customer base.

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

The Company's products are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment and the environment. In addition, numerous domestic semiconductor manufacturers, including certain of the Company's potential customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products will comply with all applicable material governmental health and safety regulations and standards and with the voluntary industry standards currently in effect. However, because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Non-compliance could result in governmental restrictions on sales and/or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications, potentially resulting in increased costs and impaired product performance. Because the Company's products are being designed to reduce the use of expensive and hazardous chemicals in the production of high resolution interconnects and printed circuit boards, the Company believes that government environmental and work regulations will eventually work to the Company's competitive advantage.

Since the inception of the Company in February 1998, the Company has incurred research and development expenditures in the amount of $ 584,976. Since the Company's products are still under development and the Company presently has no customers, the research and development costs are borne directly by the Company.

In 2002, the Company employed two full time employees and utilized the services of three independent contractors. The Company does not expect to employ any employees in 2003.

Item 2. Description of Property.

The Company conducts its business at a facility located on Tirrell Hill Road in Goffstown, New Hampshire which it has leased from Ruth Berg, spouse of N. Edward Berg, President and Chairman of the Board. The Company does not own any real property and has no present plans to acquire any real property. The Company believes that the existing leased facilities are adequate for its present needs.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, by proxy or otherwise.


                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Currently the Company's $.001 par value Common Stock (the "Company's stock") is traded over the counter on the NASDAQ Bulletin Board under the trading symbol MITR. During 2002 there was little significant trading market for the Company's stock. The most recent bid price for the Company's stock was $.01 on January 3, 2003 with no other bids since that date. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sales price of the Company's common stock was $.01 on January 3, 2003. As of December 31, 2002, there were approximately 45 holders of record of the Company's stock.

No dividends have been paid on the Company's stock. The Company currently intends to retain anticipated earnings for use in operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

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

From April through June 2000, the Company issued 116,450 additional shares of common stock for $291,110 cash. The stock was issued pursuant to the exercise of 116,450 common stock purchase warrants.

The net proceeds of the initial public offering and exercise of warrants to the Company were immediately added to the Company's working capital and have been used since in furtherance of the Company's business, including research and development and general and administrative expenses. Of the amounts stated for research and development and for general and administrative expenses during 2002, $-0- was paid to Ruth Berg, spouse of
N. Edward Berg, for rent of the premises used by the Company and approximately $2,000 gross salary was paid to Mr. Berg. There were no other direct or indirect payments to any director or officer of the Company, except for reimbursements of amounts advanced for the Company.

The use of the net offering proceeds is somewhat different from what was described in the prospectus prepared in connection with the Company's public offering. Research and development expenditures to date have been somewhat less than anticipated, and general and administrative expenditures have been somewhat higher than anticipated. There are three principal reasons for the differences. First, the Company has been able to progress with its research and development faster and for less money than was originally expected, in part due to greater than expected productivity of its employees and in part due to availability of less expensive research and development personnel than the Company originally contemplated. Secondly, because of the faster than anticipated progress in its research and development efforts, the Company's management has decided to use some of the technology it licensed or developed to concurrently produce a prototype printed circuit board production facility to test the results of its research in an actual working environment, increasing both the space the Company is required to rent and other general and administrative expenses. Finally, with the benefit of hindsight, the Company believes now that it originally underestimated the general and administrative expenses required to conduct the Company's business efficiently. The Company has since reduced its floor space.

On October 19, 1999, the Company authorized the private sale of 45,250 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only seven persons, including four of the directors of the Company, the Company's patent attorney and two technology consultants to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2002, all 45,250 of these warrants had been purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

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

Equity Compensation Plans

The following table contains information regarding the Company's equity compensation plans:

                             (a)               (b)               (c)
                          Number of      Weighted-average     Number of
                       securities to be   exercise price      securities
                         issued upon      of outstanding      remaining
                         exercise of         options,       available for
Plan Category            outstanding       warrants and    future issuance
                           options,           rights         under equity
                         warrants and                        compensation
                            rights                         plans (excluding
                                                              securities
                                                              reflected
                                                            in column (a))
                       ________________  ________________  ________________
Equity compensation
plans approved by           30,000             $2.00           970,000
security holders

Equity compensation
plans not approved by         N/A               N/A              N/A
security holders
                       ________________  ________________  ________________

Totals                      30,000             $2.00           970,000
                       ________________  ________________  ________________


Item 6. Management's Plan of Operations.

Overview of Operating Results

Micro Interconnect Technology, Inc. continued the development of its printed circuit board technology in 2002. As of the end of fiscal 2002, the Company has substantially completed its initial prototype facility for a manual production process for fabrication of single and double-sided printed circuit boards. Management believes that this manual process, with the addition of some basic automation, may provide significant manufacturing cost savings over existing commercial manufacturing processes and equipment. To complete the manual prototype process, the Company spent approximately 75% of its net loss on research and development activities. Management believes that the manual prototype system must have some refinement, basic automation and enhanced quality control to enable the commercial application of this technology. The technology may then be cost competitive with existing printed circuit board manufacturing equipment due to the technology's likely commercial sales price, projected labor savings, and a reduction of environmental waste created during the manufacturing process. However, basic automation for commercial development, manufacture and sales of the Company's technology will require additional capital investment.

In 2002, sales of the Company's prototype printed circuit boards decreased from the previous year, resulting in almost no source of cash for the
Company.   These sales, however, provided the Company with insight and feedback from customers regarding the Company's technology and the quality of its printed circuit board products. The Company is reworking its website to be more in line with the Company's anticipated business. Due to the Company's limited financial resources, unless additional capital investment is secured, as discussed below, the Company will not be unable to continue operations beyond the near term.

Liquidity & Capital Resources

As reflected in the accompanying financial statements, the Company is characterized as a development stage company. In 2002, the Company recognized meager revenues and incurred significant research and development expenses which resulted in a significant net loss from operations. Due to limited revenues, the Company's research and development activities continue to consume its cash, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salaries, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the Company's research activities essentially eliminated cash balances and liquidity in 2002. Moreover, continued efforts will be necessary to advance the Company's technology to the next level, which involves a more complete automation of two or more critical steps in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the Company's technology. Such efforts will require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the Company's president and founder advanced $100,000 in the form of subordinated loans to the Company during 2001 and 2002. This officer also advanced an additional $8,000 to the Company in early 2003. Second, the Company retained a financial advisor to assist the Company in raising additional capital, which may include seeking additional investors in a private placement of the Company's securities. To the extent the Company is not successful in raising additional capital, the Company will not be able to continue its research and development efforts or fund continuing operations.

Management does not believe that inflation or changing prices have had any material effect on the Company's financial results.

The statements contained in this report concerning the Company's goals, strategies and expectations for business and financial results are "forward-looking statements" based on current expectations. Such forward looking statements specifically include statements relating to the cost-competitiveness of the Company's products, the Company's ability to complete the development of its products with its available capital resources, the receipt of additional debt investment and ability to attract additional capital, and the Company's cash flow, revenue, earnings and profitability expectations. No assurances can be given that the results in any forward-looking statements will be achieved and actual results could differ materially. Among the factors that could materially impact results are the existence of known and unknown products competitive with the Company's products, slower than expected marketplace acceptance and purchases of the Company's products, continuation of the Company's management and the Company's inability to obtain additional financing. Please review the reports that the Company files with the Securities and Exchange Commission for additional information concerning factors that could affect the Company's business.

Item 7. Financial Statements.






                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2002



                                 CONTENTS

                                                               PAGE

        -  Independent Auditors' Report                          8


        -  Balance Sheet, December 31, 2002                    9 - 10


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from inception on February 11, 1998
            through December 31, 2002                           11


        -  Statement of Stockholders' Equity (Deficit),
            from inception on February 11, 1998
            through December 31, 2002                         12 - 13


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from inception on February 11, 1998
            through December 31, 2002                         14 - 15


        -  Notes to Financial Statements                      16 - 26

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
MICRO INTERCONNECT TECHNOLOGY, INC.
Bedford, New Hampshire

We have audited the accompanying balance sheet of Micro Interconnect Technology, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on February 11, 1998 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Micro Interconnect Technology, Inc. [a development stage company] as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on February 11, 1998 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 10 to the financial statements, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 12, 2003
Salt Lake City, Utah

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                                  December 31,
                                                                      2002
                                                                  ____________
CURRENT ASSETS:
  Cash                                                            $      1,250
  Accounts receivable, net of allowance
    for doubtful accounts of $555                                           10
                                                                  ____________
        Total Current Assets                                             1,260

PROPERTY AND EQUIPMENT, net                                              2,127

OTHER ASSETS:
  Refundable deposits                                                      800
                                                                  ____________
                                                                  $      4,187
                                                                  ____________





















                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                [Continued]

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  December 31,
                                                                      2002
                                                                  ____________
CURRENT LIABILITIES:
  Accounts payable                                                $     20,864
  Accounts payable - related party                                      22,630
  Other accrued liabilities                                            104,831
                                                                  ____________
        Total Current Liabilities                                      148,325

NOTES PAYABLE - RELATED PARTY                                          100,000

UNEARNED REVENUE                                                           325

CONTINGENCIES [See Note 4]                                                   -
                                                                  ____________
        Total Liabilities                                              248,650
                                                                  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                                          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,317,100 shares issued and
   outstanding                                                           1,317
  Capital in excess of par value                                       565,913
  Deficit accumulated during the
   development stage                                                  (811,693)
                                                                  ____________
        Total Stockholders' Equity (Deficit)                          (244,463)
                                                                  ____________
                                                                  $      4,187
                                                                  ____________



 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                  For the         From Inception
                                                 Year Ended      on February 11,
                                                December 31,      1998, Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________

SALES, net                                 $    3,131  $    5,397  $     15,823

COST OF SALES                                      31          54         4,723
                                           __________  __________  ____________
      Gross Profit                              3,100       5,343        11,100
                                           __________  __________  ____________
OPERATING EXPENSES:
  Selling                                           -       1,235         1,235
  General and administrative                   84,555      58,414       251,803
  Research and development                    127,944     157,827       584,976
                                           __________  __________  ____________
      Total Operating Expenses                212,499     217,476       838,014
                                           __________  __________  ____________

LOSS FROM OPERATIONS                         (209,399)   (212,133)     (826,914)
                                           __________  __________  ____________
OTHER INCOME (EXPENSE):
  Interest income                                 122       3,036        20,020
  Interest expense                             (4,738)        (22)       (4,799)
                                           __________  __________  ____________
      Total Other Income (Expense)             (4,616)      3,014        15,221
                                           __________  __________  ____________

LOSS BEFORE INCOME TAXES                     (214,015)   (209,119)     (811,693)

CURRENT TAX EXPENSE                                 -           -             -

DEFERRED TAX EXPENSE                                -           -             -
                                           __________  __________  ____________

NET LOSS                                   $ (214,015) $ (209,119) $   (811,693)
                                           __________  __________  ____________

LOSS PER COMMON SHARE                      $     (.16) $     (.17) $       (.69)
                                           __________  __________  ____________




The accompanying notes are an integral part of these financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2002


                                                                      Deficit
                                                                    Accumulated
                          Preferred Stock  Common Stock  Capital in During the
                           _____________ ________________ Excess of Development
                           Shares Amount  Shares   Amount Par Value    Stage
                           ______ ______ _________ ______ _________ ___________
BALANCE, February 11, 1998      - $    -         - $    - $       - $         -

Issuance of 1,000,000
  shares of common stock
  for cash at $.01 per
  share, February 1998          -      - 1,000,000  1,000     9,000           -

Net loss for the period
  ended December 31, 1998       -      -         -      -         -      (1,156)
                           ______ ______ _________ ______ _________ ___________
BALANCE, December 31, 1998      -      - 1,000,000  1,000     9,000      (1,156)

Issuance of 150,000 shares
  of common stock for cash
  at $2.00 per share net of
  stock offering costs of
  $35,935, May 1999             -      -   150,000    150   263,915           -

Net loss for the year ended
  December 31, 1999             -      -         -      -         -    (108,028)
                           ______ ______ _________ ______ _________ ___________
BALANCE, December 31, 1999      -      - 1,150,000  1,150   272,915    (109,184)

Issuance of 45,250 warrants
  to purchase common stock
  for cash of $225 and
  services rendered valued
  at $227, or $.01 per
  warrant, February 2000        -      -         -      -       452           -

Issuance of 116,450 shares
  of common stock through
  the exercise of warrants
  at $2.50 per share,
  June 2000                     -      -   116,450    117   290,993           -

Net loss for the year ended
  December 31, 2000             -      -         -      -         -    (279,375)


                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2002

                                [Continued]


                                                                      Deficit
                                                                    Accumulated
                          Preferred Stock  Common Stock  Capital in During the
                           _____________ ________________ Excess of Development
                           Shares Amount  Shares   Amount Par Value    Stage
                           ______ ______ _________ ______ _________ ___________
BALANCE, December 31, 2000      -      - 1,266,450  1,267   564,360    (388,559)

Net loss for the year ended
  December 31, 2001             -      -         -      -         -    (209,119)
                           ______ ______ _________ ______ _________ ___________
BALANCE, December 31, 2001      -      - 1,266,450  1,267   564,360    (597,678)

Issuance of 50,650 shares
  of common stock for
  services rendered related
  to a proposed stock
  offering valued at
  $1,603, or approximately
  $.032 per share,
  April 2002                    -      -    50,650     50     1,553           -

Net loss for the year ended
  December 31, 2002             -      -         -      -         -    (214,015)
                           ______ ______ _________ ______ _________ ___________
BALANCE, December 31, 2002      - $    - 1,317,100 $1,317 $ 565,913 $  (811,693)
                           ______ ______ _________ ______ _________ ___________






















 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                  For the         From Inception
                                                 Year Ended      on February 11,
                                                December 31,      1998, Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
Cash Flows from Operating Activities:
 Net loss                                  $ (214,015) $ (209,119) $   (811,693)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Amortization expense                              -           -           486
  Bad debt expense                                555           -           555
  Depreciation expense                          1,160       1,162         4,030
  Non-cash services paid by issuance of
   warrants                                         -           -           227
  Non-cash expenses                            11,819           -        11,819
  Changes in assets and liabilities:
   Decrease in accounts receivable               (565)          -          (565)
   Decrease in accrued interest receivable         19         672             -
   (Increase) decrease in prepaid expenses        885        (885)            -
   (Increase) in refundable deposits                -           -          (800)
   Increase (decrease) in accounts payable     17,508      (2,053)       20,864
   Increase in accounts payable - related
    party                                      16,903       5,654        22,630
   Increase in other accrued liabilities       66,920      27,381       104,831
   Increase in unearned revenue                   325           -           325
                                           __________  __________  ____________
     Net Cash (Used) by Operating
      Activities                              (98,486)   (177,188)     (647,291)
                                           __________  __________  ____________
Cash Flows from Investing Activities:
 Payments for organization costs                    -           -          (486)
 Payments for property and equipment                -        (565)       (6,157)
                                           __________  __________  ____________
     Net Cash (Used) by Investing
      Activities                                    -        (565)       (6,643)
                                           __________  __________  ____________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance                -           -       601,110
 Payments of stock offering costs              (4,165)     (6,051)      (46,151)
 Proceeds from sale of warrants                     -           -           225
 Proceeds from notes payable                   75,000      25,000       100,000
                                           __________  __________  ____________
     Net Cash Provided by Financing
      Activities                               70,835      18,949       655,184
                                           __________  __________  ____________
Net Increase (Decrease) in Cash               (27,651)   (158,804)        1,250

Cash at Beginning of Period                    28,901     187,705             -
                                           __________  __________  ____________
Cash at End of Period                      $    1,250  $   28,901  $      1,250
                                           __________  __________  ____________


                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Continued]


                                                  For the         From Inception
                                                 Year Ended      on February 11,
                                                December 31,      1998, Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $        -  $        -  $         39
   Income taxes                            $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the year ended December 31, 2002:
   On April 15, 2002, the Company issued 50,650 shares of common stock for services rendered related to a proposed stock offering valued at $1,603.

   In December 2002, the Company abandoned its proposed stock offering and wrote off the deferred stock offering costs of $11,819 directly to general and administrative expense.

 For the year ended December 31, 2001:
   None























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

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written off to expense.

  Revenue Recognition - The Company is developing processes to lower the costs of production of printed circuit boards. The Company has not yet generated any revenue from licensing its processes and technology. The Company plans to recognize revenue from the licensing of its processes and technologies over the term of the license. As the Company tests its processes, circuit boards are produced as a byproduct and sold. The Company recognizes revenue from the sale of circuit boards upon delivery of the product.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended December 31, 2002 and 2001, advertising costs amounted to $0 and $1,235, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Reclassification  - The financial statements for years prior  to  December
  31,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2002 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
           Office equipment                                       $      6,157

           Less accumulated depreciation                                (4,030)
                                                                  ____________
                                                                  $      2,127
                                                                  ____________

  During the years ended December 31, 2002 and 2001 depreciation expense amounted to $1,160 and $1,162, respectively.

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
           Accrued payroll and payroll taxes                      $     94,110
           Accrued vacation                                              5,961
           Accrued interest payable - related party                      4,760
                                                                  ____________
                                                                  $    104,831
                                                                  ____________

NOTE 4 - CONTINGENCIES

  During 2001, the Company received a letter from an attorney representing a shareholder of the Company asserting that the Company induced the exercise of warrants by representations of the Company. The shareholder requested a return of $25,000 in connection with the exercise of warrants and the repurchase of additional shares of common stock for $87,500. At this time, no proceedings have been initiated and management denies the allegations. Management intends to vigorously defend itself in this matter. No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. During April 2002, the Company issued 50,650 shares of its previously authorized but unissued common stock for services rendered, related to a proposed stock offering, valued at $1,603 (or approximately $.032 per share).

  From April through June 2000, the Company issued 116,450 shares of the Company's previously authorized but unissued common stock for cash of $291,110. The stock was issued through the exercise of 116,450 warrants at $2.50 per share.

  During May 1999, the Company completed a public stock offering of 150,000 units at $2.00 per unit. Each unit consisted of one share of the
  Company's previously authorized but unissued common stock and two redeemable common stock purchase warrants. Each warrant allowed the holder to purchase one share of common stock for $2.50 and were exercisable for a period of one year from the date of the offering. Stock offering costs of $35,935 were offset against the proceeds of the offering in capital in excess of par value.

  During February 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.01 per share).

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February 2000, 45,250 warrants were issued for cash of $225 and services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. As of December 31, 2002, 44,000 of these warrants were still outstanding.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At December 31, 2002, total awards available to be granted under the Plan amounted to 970,000 shares.

  A summary of the status of the options granted under the Company's stock option plan at December 31, 2002 is presented below:

                                                        December 31, 2002
                                                    __________________________
                                                              Weighted Average
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
                                                    ________  ________________

  A summary of the status of the options outstanding under the Company's stock option plan at December 31, 2002 is presented below:

                        Options Outstanding              Options Exercisable
              ________________________________________  ______________________
                                             Weighted-               Weighted-
    Range of               Weighted-Average   Average                 Average
    Exercise    Number        Remaining      Exercise     Number     Exercise
     Prices   Outstanding  Contractual Life    Price    Exercisable    Price
    ________  ___________  ________________  _________  ___________  _________
    $   2.00       30,000     3.5 years      $   2.00        30,000  $    2.00
    ________  ___________  ________________  _________  ___________  _________

NOTE 6 - RESEARCH AND DEVELOPMENT

  The  Company expenses the costs of research and development as  the  costs
  are  incurred.   Research and development costs amounted to  $127,944  and
  $157,827 for the years ended December 31, 2002 and 2001, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - An officer/shareholder of the Company has made loans to the Company as notes payable. Notes payable to the officer/shareholder consisted of the following at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
    Unsecured note payable for 72 months at 8% interest,
    payable in 36 monthly installments of $950 to begin
    January 27, 2005                                              $     25,000

    Unsecured note payable for 72 months at 8% interest,
    payable in 36 monthly installments of $950 to begin
    April 19, 2005                                                      25,000

    Unsecured note payable for 72 months at 7% interest,
    payable in 36 monthly installments of $220 to begin
    July 12, 2005                                                        6,000

    Unsecured note payable for 72 months at 7% interest,
    payable in 36 monthly installments of $220 to begin
    August 16, 2005                                                      6,000

    Unsecured note payable for 72 months at 7% interest,
    payable in 36 monthly installments of $294 to begin
    August 18, 2005                                                      8,000

    Unsecured note payable for 72 months at 7% interest,
    payable in 36 monthly installments of $294 to begin
    September 28, 2005                                                   8,000

    Unsecured note payable for 72 months at 7% interest,
    payable in 36 monthly installments of $294 to begin
    October 25, 2005                                                     8,000

    Unsecured note payable for 72 months at 7% interest,
    payable in 36 monthly installments of $294 to begin
    November 24, 2005                                                    8,000

    Unsecured note payable for 72 months at 7% interest,
    payable in 36 monthly installments of $220 to begin
    December 26, 2005                                                    6,000
                                                                  ____________
                                                                       100,000

    Less current portion                                                     -
                                                                  ____________
                                                                  $    100,000
                                                                  ____________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  The notes payable mature as follows for the years ended:

                    December 31,                 Principal Due
                    ____________                 _____________
                        2003                     $           -
                        2004                                 -
                        2005                            18,024
                        2006                            32,323
                        2007                            34,834
                        2008                            14,819
                                                 _____________
                                                 $     100,000
                                                 _____________

  Interest expense for the notes payable for the years ended December 31, 2002 and 2001 amounted to $4,738 and $22, respectively.

  Stock Warrants - During the year ended December 31, 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved to sale, 30,250 were to directors. As of December 31, 2002, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the years ended December 31, 2002 and 2001, the Company incurred costs of $11,867 and $12,642, respectively, to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2017. The Company has expensed these costs as incurred. For the years ended December 31, 2002 and 2001, the Company had royalty expense of $31 and $54, respectively. As of December 31, 2002, royalties payable to the officer/shareholder totaled $158.

  Management Compensation - Starting June 1, 1999, the Company's President is being compensated by the Company. For the years ended December 31, 2002 and 2001, the Company paid approximately $2,000 and $24,000, respectively, as salary to the President. At December 31, 2002, the Company has accrued salary payable to its president of $73,000.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. Total rent expense during the years ended December 31, 2002 and 2001 was $16,800 and $16,800, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CONCENTRATIONS

  Location  -  The  Company  is  located in  Bedford,  New  Hampshire.   All
  activities of the Company are located in the Bedford area including all of the Company's property and research.

  Sales - The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the year ended December 31, 2002:

         Customer A          38%
         Customer B          11%

  The loss of these significant customers could adversely affect the Company's business and financial condition.

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $685,000, which may be applied against future taxable income and which expire in various years through 2022. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At   December  31,  2002,  the  total  of  all  deferred  tax  assets  was approximately $334,000 and the total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $334,000. The net change in the valuation allowance was approximately $129,000 during the year ended December 31, 2002.

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                                  December 31,
                                                                      2002
                                                                  ____________
         Excess of tax over financial
           accounting depreciation                                $     15,335
         Accrued compensation                                           36,748
         Accrued vacation                                                2,341
         Related party accrued expenses                                 10,731
         Allowance for bad debt                                            218
         Net operating loss carryover                                  269,035

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                                  December 31,
                                                                      2002
                                                                  ____________
         Current income tax expense:
           Federal                                                $          -
           State                                                             -
                                                                  ____________
         Net current tax expense                                  $          -
                                                                  ____________

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial
             accounting depreciation                              $      1,089
           Accrued Compensation                                        (26,177)
           Related party accrued expenses                               (8,472)
           Allowance for bad debts                                        (218)
           Net operating loss carryover                                (50,287)
           Valuation allowance                                          84,065
                                                                  ____________
         Net deferred tax expense                                 $          -
                                                                  ____________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                                  December 31,
                                                                      2002
                                                                  ____________
         Computed tax at the expected
           federal statutory rate                                        34.00%
         State income taxes, net of federal benefit                       5.28
         Valuation allowance                                            (39.28)
                                                                  ____________
         Effective income tax rates                                       0.00%
                                                                  ____________

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

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 11 - FINANCING AGREEMENT

  On September 26, 2001 the Company entered into an agreement with ACG Advisors, LLC and ACG Securities, LLC ("Advisors"). The agreement provided that Advisors would assist the Company in raising up to $3,000,000 through equity or mezzanine securities. The agreement called for the Company to pay five monthly payments of $2,000 and issue 50,650 shares of common stock to Advisors. The agreement also called for Advisors to receive 7.5% of the proceeds raised (reduced by the $2,000 monthly payments). This agreement expired on September 26, 2002 but was verbally extended. As of December 31, 2002, the Company had paid $10,000 and issued 50,650 shares of common stock to Advisors which had been accounted for as deferred stock offering costs. In December 2002, the Company abandoned its plans for a stock offering and expensed the deferred stock offering costs of $11,819 as general and administrative expense.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                  For the         From Inception
                                                 Year Ended      on February 11,
                                                December 31,      1998, Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
         Loss from continuing operations
         available to common shareholders
         (numerator)                       $ (214,015) $ (209,119) $   (811,693)
                                           __________  __________  ____________
         Weighted average number of
         common shares outstanding used
         in loss per share for the period
         (denominator)                      1,302,529   1,266,450     1,181,604
                                           __________  __________  ____________

  At December 31, 2002, the Company had 44,000 outstanding warrants and 30,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - SUBSEQUENT EVENTS

  In 2003, an officer/shareholder of the Company loaned an additional $19,000 to the Company. The loans accrue interest at 7% per annum and are payable in 36 monthly installments.

Item 8. Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure.

     There are no changes in or disagreements with accountants on accounting and financial disclosure.

                                 Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      Officer or      Position    with    the
Name             Age  Director Since  Position with the Company
_______________  ___  ______________  ____________________________________
N. Edward Berg   68   1998            Director, President and Cheif
                                      Executive Officer

James R. Boyack  66   1998            Director

Peter H. Roth    65   1998            Director

Woodie Flowers   57   1998            Director

N. Edward Berg has been a Director and the President and Chief Executive Officer of the Company since its inception in 1998. Mr. Berg previously had founded and managed three successful technology based companies, the most recent being Bedford Computer, a company that designed and built custom computerized pre-press systems for the printing industry. He has also authored three books published by Graphic Arts Technical Foundation. Mr. Berg holds seven patents and three filings dealing with techniques for making PCBs and display systems and he holds national awards in electronics. Mr. Berg graduated from Massachusetts Institute of Technology with a degree in Electrical Engineering and an Option in Industrial Management from the Sloan School of Management.

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

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Section 16(a) of the Securities Exchange Act of 1934 requires that directors, certain officers, and beneficial owners of more than 10% of a registered class of the Company's equity securities file reports of initial beneficial ownership and changes in beneficial ownership of such securities with the Securities and Exchange Commission and furnish copies of such reports to the Company. Based solely upon its review of any such reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 2002, such persons made all required filings.

Item 10. Executive Compensation

                          EXECUTIVE COMPENSATION
The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended
December 31, 2002, December 31, 2001, and December 31, 2000 of those persons who were at December 31, 2002 (i) the Chief Executive Officer and
(ii) each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer, (with the Chief Executive Officer, collectively, the "Named Officers").

Summary Compensation Table
                                                  Long Term
                           Annual Compensation   Compensation
                          _____________________   Securities    All Other
Name and Principal                                Underlying   Compensation
Position            Year  Salary ($)  Bonus ($)    Options         ($)
__________________  ____  __________  _________  ____________  ____________

N. Edward Berg      2002      2,000       -            -             -
President-CEO
                    2001     24,000       -            -             -

                    2000     46,000       -            -             -

Employment Contracts

In 1999, the Company entered into an Employment Agreement with Mr. Berg. The Employment Agreement provides for an annual salary of $50,000 and was for the term June 1, 1999 to June 1, 2000. The Employment Agreement provides Mr. Berg with a death benefit of $3,000 and a disability benefit of $3,125 per month after a six-week disability period. The Employment Agreement allows the Company to terminate the agreement only after Mr.
Berg has been unable to perform his duties or is absent from employment for a period of five months. Through 2002, the Company and Mr. Berg continued to operate under the Employment Agreement after the expiration of its term. In 2003, however, the Company does not expect to retain any persons as employees.


Item 11. Security Ownership of Certain Beneficial Owners and Management

                   MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 1, 2003 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and officers of the Company as a group:

                                Number of Shares   Percentage Beneficially
Name and Address               Beneficially Owned         Owned (1)
_____________________________  __________________  _______________________

N. Edward Berg                      1,000,000               75.92%
Director, President-CEO
70 Horizon Drive
Bedford, NH 03110

James R. Boyack (2)                    12,500                0.94%
Director
32 Hampton Meadows
Hampton, NH 03842

Peter H. Roth (3)                      15,500                1.17%
Director

34B Charles River Road
Waltham, MA 02453

Woodie Flowers (4)                      5,500                0.42%
Director
214 Boston Post Road
Weston, MA 02493

All executive officers and          1,033,500               76.78%
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

Item 12. Certain Relationships and Related Transactions

In June 1999, the Company entered into a one year lease for a facility on Tirrell Road in Goffstown, New Hampshire with Ruth Berg, the spouse of N. Edward Berg (a director and the majority shareholder of the Company and the Company's CEO-President). The Company continues to occupy the space on a month-to-month basis for a monthly rent of $1,400, incurring rental expenses of $16,800 per year. In 2002, the Company paid $-0- to Mrs. Berg as rent for the facility.

In 1998, the Company entered into an exclusive licensing agreement with Mr. Berg for the exclusive rights for patents covering electronic interconnection manufacturing technologies for the United States and its territories and possessions. The Company pays a 1% royalty of gross sales and receipts for the rights. During the years ended December 31, 1999, 2001 and 2002, the Company incurred costs of $4,071, $12,642 and $11,867, respectively, to register additional patents owned by Mr. Berg. According to the license agreement, incurring these costs extends the license agreement to expire in 2017. For the years ended December 31, 2002 and 2001, the Company had royalty expense in the amount of $31 and $54, respectively. As of December 31, 2002, royalties payable to Mr. Berg totaled $158.

In 2001 and 2002, Mr. Berg loaned several sums of money to the Company as notes payable. The terms of the loans, including principal amounts, interest rates, maturity dates, and schedule of payments are discussed under Note 7 (Related Party Transactions) to the Financial Statements on pages 21 and 22 above. In addition, Mr. Berg loaned the Company another $19,000 in 2003 through the date of this report. The terms of those notes payable are discussed under Note 13 (Subsequent Events) to the Financial Statements on page 26 above. The information contained in those Notes is incorporated under this Item 12 by reference.

On October 19, 1999, the Company authorized the private sale of 45,250 warrants to purchase one share of the Company's common stock per warrant for $2.50 per share. These warrants were not registered under the Securities Act of 1933, and were offered and sold to only seven persons, including four of the directors of the Company, the Company's patent attorney and two technology consultants to the Company. The transactions were exempt from registration under Section 4(2) under the Securities Act because they did not involve any public offering. No underwriter was involved in the transactions. The consideration received for the warrants was $.01 per warrant. The warrants expire five years from the date of issuance unless earlier exercised. As of December 31, 2002, all 45,250 of these warrants had been purchased. The names of the persons receiving the warrants, the relationship such person has with the Company and the number of warrants sold to each person are listed below.

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


Item 13. Exhibits and Reports on Form 8-K.

(a) Documents filed as a part of this Form 10-K:

     1. Financial Statements. The Financial Statements listed in the Table of Contents to Financial Statements and Financial Statement Schedules under Item 7 above are filed as part of this Annual Report on Form 10-K.

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

1.  I have reviewed this annual report on Form 10-KSB of Micro
Interconnect Technology, Inc.;

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

10.5 Agreement with ACG Advisors, LLC and ACG Securities, LLC dated September 26, 2001 - Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB/A (SEC File No. 333-52721), as filed with the Securities and Exchange Commission on March 25, 2003.

23        Consent of Pritchett, Siler & Hardy, P.C.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                              Exhibit 99.1

                    MICRO INTERCONNECT TECHNOLOGY, INC.

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Micro Interconnect Technology, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, N. Edward Berg, President-CEO and principal executive, financial and accounting officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Micro Interconnect Technology, Inc. as of December 31, 2002.


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