Form 10QSB
period 2003-03-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2003-05-20
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 2003

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

Common Stock outstanding at March 31, 2003 - 1,317,100 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION

ITEM I Financial Statements





                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003



                                 CONTENTS

                                                                PAGE


        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002               3 - 4


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and from inception on February 11,
            1998 through March 31, 2003                          5


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and from inception on February 11,
            1998 through March 31, 2003                          6


        -   Notes to Unaudited Condensed Financial Statements  7 - 16

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                             March 31,  December 31,
                                                2003        2002
                                            ___________ ___________
CURRENT ASSETS:
  Cash                                       $      352  $    1,250
  Accounts receivable, net of
    allowance for doubtful accounts
    of $555 and $555, respectively                  345          10
                                            ___________ ___________
      Total Current Assets                          697       1,260

PROPERTY, PLANT AND EQUIPMENT, net                1,837       2,127

OTHER ASSETS:
  Refundable deposits                               800         800
                                            ___________ ___________

                                             $    3,334  $    4,187
                                            ___________ ___________
























                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             March 31,  December 31,
                                                2003        2002
                                            ___________ ___________
CURRENT LIABILITIES:
  Accounts payable                           $   29,943  $   20,864
  Accounts payable - related party               26,833      22,630
  Other accrued liabilities                     119,792     104,831
                                            ___________ ___________
     Total Current Liabilities                  176,568     148,325

NOTES PAYABLE - RELATED PARTY                   119,000     100,000

UNEARNED REVENUE                                    325         325

CONTINGENCIES [See Note 4]                            -           -
                                            ___________ ___________

     Total Liabilities                          295,893     248,650
                                            ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                   -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,317,100 shares issued and
   outstanding                                    1,317       1,317
  Capital in excess of par value                565,913     565,913
  Deficit accumulated during the
   development stage                          (859,789)   (811,693)
                                            ___________ ___________
     Total Stockholders' Equity (Deficit)     (292,559)   (244,463)
                                            ___________ ___________

                                             $    3,334  $    4,187
                                            ___________ ___________










NOTE:   The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                        For the Three     From Inception
                                         Months Ended     on February 11,
                                           March 31,      1998, Through
                                     __________________      March 31,
                                        2003       2002         2003
                                     _________   _________   __________
SALES, net                           $    300     $ 1,446    $  16,123

COST OF SALES                               3          14        4,726
                                     _________   _________   __________
    Gross Profit                          297       1,432       11,397
                                     _________   _________   __________

OPERATING EXPENSES:
  Selling                                   -           -        1,235
  General and
    administrative                     26,617       9,563      278,420
  Research and
    development                        19,726      34,804      604,702
                                     _________   _________   __________
   Total Operating Expenses            46,343      44,367      884,357
                                     _________   _________   __________

LOSS FROM OPERATIONS                  (46,046)    (42,935)    (872,960)
                                     _________   _________   __________

OTHER INCOME (EXPENSE):
  Interest income                           2          72       20,022
  Interest expense                     (2,052)       (566)      (6,851)
                                     _________   _________   __________
   Total Other Income (Expense)        (2,050)       (494)      13,171
                                     _________   _________   __________

LOSS BEFORE INCOME TAXES              (48,096)    (43,429)    (859,789)

CURRENT TAX EXPENSE                         -           -            -

DEFERRED TAX EXPENSE                        -           -            -
                                     _________   _________   __________

NET LOSS                             $(48,096)   $(43,429)   $(859,789)
                                     _________   _________   __________

LOSS PER COMMON SHARE                $   (.04)   $   (.03)   $    (.72)
                                     _________   _________   __________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Three      From Inception
                                              Months Ended     on February 11,
                                                March 31,       1998, Through
                                           _____________________    March 31,
                                             2003        2002         2003
                                           _________   _________   __________
Cash Flows from Operating Activities:
 Net loss                                  $(48,096)   $(43,429)   $(859,789)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Amortization expense                           -           -          486
   Bad debt expense                               -           -          555
   Depreciation expense                         290         290        4,320
   Non-cash services paid by
     issuance of warrants                         -           -          227
   Non-cash expenses                              -           -       11,819
   Changes in assets and liabilities:
    (Increase) in accounts receivable          (335)       (550)        (900)
    Decrease in accrued
      interest receivable                         -           2            -
    (Increase) in refundable deposits             -           -         (800)
    Increase in accounts payable              9,079         166       29,943
    Increase in accounts payable
      - related party                         4,203       4,214       26,833
    Increase in other accrued
      liabilities                            14,961       7,930      119,792
    Increase in unearned revenue                  -       1,200          325
                                           _________   _________   __________
        Net Cash (Used) by
         Operating Activities               (19,898)    (30,177)    (667,189)
                                           _________   _________   __________
Cash Flows from Investing Activities:
 Payments for organization costs                  -           -         (486)
 Payments for property and equipment              -           -       (6,157)
                                           _________   _________   __________
        Net Cash (Used) by
         Investing Activities                     -           -       (6,643)
                                           _________   _________   __________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance              -           -      601,110
 Payments of stock offering costs                 -      (4,041)     (46,151)
 Proceeds from sale of warrants                   -           -          225
 Proceeds from notes payable                 19,000      25,000      119,000
                                           _________   _________   __________
     Net Cash Provided by
      Financing Activities                   19,000      20,959      674,184
                                           _________   _________   __________
Net Increase (Decrease) in Cash                (898)     (9,218)         352

Cash at Beginning of Period                   1,250      28,901            -
                                           _________   _________   __________
Cash at End of Period                      $    352    $ 19,683    $     352
                                           _________   _________   __________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                $      -    $      -    $      39
   Income taxes                            $      -    $      -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2003 and 2002:
        None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. ("the Company") was organized under the laws of the State of Nevada on February 11, 1998. The Company's planned principal operations are to license patented processes that improve the production of printed circuit boards. The Company has not generated any revenue from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the three months ended March 31, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

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

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                             March 31,  December 31,
                                                2003        2002
                                            ___________ ___________
           Office equipment                 $    6,157  $    6,157

           Less accumulated depreciation        (4,320)     (4,030)
                                            ___________ ___________
                                            $    1,837  $    2,127
                                            ___________ ___________

  For the three months ended March 31, 2003 and 2002, depreciation expense amounted to $290 and $290, respectively.

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                             March 31,  December 31,
                                                2003        2002
                                              _________  ___________
      Accrued payroll and payroll taxes       $ 107,019  $  94,110
      Accrued vacation                            5,961      5,961
      Accrued interest payable - related party    6,812      4,760
                                              _________  ___________
                                              $ 119,792  $ 104,831
                                              _________  ___________

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

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred  Stock  -  The  Company has authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with $.001 par value. During April 2002, the Company issued 50,650 shares of its previously authorized but unissued common stock for services rendered, related to a proposed stock offering, valued at $1,603 (or approximately $.032 per share).

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

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February
  2000,  45,250  warrants  were  issued for  cash  of  $225  and  services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. As of March 31, 2003, 44,000 of these warrants were still outstanding.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At March 31, 2003, total awards available to be granted under the Plan amounted to 970,000 shares.

  A summary of the status of the options granted under the Company's stock option plan at March 31, 2003 is presented below:

                                                     March 31, 2003
                                                 _________________________
                                                          Weighted Average
                                                 Shares   Exercise Price
                                                 ______   ________________
          Outstanding at beginning of period     30,000   $      2.00
          Granted                                     -   $        -
          Exercised                                   -   $        -
          Forfeited                                   -   $        -
          Expired                                     -   $        -
                                                 ______   ________________
          Outstanding at end of period           30,000   $      2.00
                                                 ______   ________________
          Weighted average fair value of
           options granted during the period          -   $        -
                                                 ______   ________________

  A summary of the status of the options outstanding under the Company's stock option plan at March 31, 2003 is presented below:

                   Options Outstanding                 Options Exercisable
           ________________________________________   ____________________
                         weighted-       Weighted-               Weighted-
  Range of                Average         Average                 Average
  Exercise   Number      Remaining        Exercise    Number      Exercise
  Prices   Outstanding Contractual Life    Price      Exercisable  Price
  _______  __________   ______________   __________   _________   ________
  $2.00      30,000       3.2 years        $2.00       30,000     $2.00
  _______  __________   ______________   __________   _________   ________

NOTE 6 - RESEARCH AND DEVELOPMENT

  The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $19,726 and $34,804 for the three months ended March 31, 2003 and 2002, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - An officer/shareholder of the Company has made loans to the Company consisting of the following at:

                                                    March 31,  December 31,
                                                       2003      2002
                                                     ________   _______
  Unsecured 6-year 8% note payable, payable in 36
  installments of $950 to begin January 27, 2005     $ 25,000   $25,000

  Unsecured 6-year 8% note payable, payable in 36
  installments of $950 to begin April 19, 2005         25,000    25,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $220 to begin July 12, 2005           6,000     6,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $220 to begin August 16, 2005         6,000     6,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $294 to begin August 18, 2005         8,000     8,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $294 to begin September 28, 2005      8,000     8,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $294 to begin October 25, 2005        8,000     8,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $294 to begin November 24, 2005       8,000     8,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $220 to begin December 26, 2005       6,000     6,000

  Unsecured 6-year 7% note payable, payable in 36
  installments of $294 to begin February 17, 2006       8,000         -

  Unsecured 6-year 7% note payable, payable in 36
  installments of $184 to begin February 25, 2006       5,000         -

  Unsecured 6-year 7% note payable, payable in 36
  installments of $55 to begin March 19, 2006           1,500         -

  Unsecured 6-year 7% note payable, payable in 36
  installments of $165 to begin April 12, 2006          4,500         -
                                                     ________   _______
                                                      119,000   100,000

  Less current portion                                      -         -
                                                     ________   _______
                                                     $119,000  $100,000
                                                     ________   _______

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  The notes payable mature as follows for the twelve-month periods ended:

              March 31,              Principal Due
             ___________              ___________
                 2004                  $        -
                 2005                       1,869
                 2006                      24,724
                 2007                      38,871
                 2008                      39,498
                 2009                      14,038
                                      ___________
                                       $  119,000
                                      ___________

  For the three months ended March 31, 2003 and 2002, interest expense amounted to $2,052 and $566, respectively.

  Stock Warrants - In 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved for sale, 30,250 were to directors. As of March 31, 2003, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the three months ended March 31, 2003 and 2002, the Company paid costs of $8,830 and $0, respectively, to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2018. The Company has expensed these costs as incurred. For the three months ended March 31, 2003 and 2002, the Company had royalty expense of $3 and $14, respectively. As of March 31, 2003, royalties payable to the officer/shareholder totaled $161.

  Management Compensation - For the three months ended March 31, 2003 and 2002, the Company paid approximately $0 and $1,000, respectively, as salary to the President. At March 31, 2003, the Company has accrued salary payable to its president of $85,000.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. For the three months ended March 31, 2003 and 2002, rent expense amounted to $4,200 and $4,200, respectively.

NOTE 8 - CONCENTRATIONS

  Location  -  The  Company  is located in Bedford,  New  Hampshire.   All
  activities of the Company are located in the Bedford area including all property and research.

  Sales - For the three months ended March 31, 2003, all of the Company's sales were to only one customer. The loss of this significant customer could adversely affect the Company's business and financial condition.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $714,000, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At March 31, 2003, the total of all deferred tax assets was approximately $353,000 and the total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $353,000. The net change in the valuation allowance was approximately $19,000 during the three months ended March 31, 2003.

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                 March 31,
                                                    2003
                                                ___________
         Excess of tax over financial
           accounting depreciation              $   15,068
         Accrued compensation                       42,037
         Accrued vacation                            2,341
         Related party accrued expenses             13,188
         Allowance for bad debt                        218
         Net operating loss carryover              280,448

  The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

                                                 March 31,
                                                    2003
                                                ___________
         Current income tax expense:
           Federal                               $       -
           State                                         -
                                                ___________
         Net current tax expense                 $       -
                                                ___________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial
             accounting depreciation             $     266
           Accrued Compensation                     (5,289)
           Related party accrued expenses           (2,457)
           Net operating loss carryover            (11,413)
           Valuation allowance                      18,893
                                                ___________
         Net deferred tax expense                $       -
                                                ___________

  Deferred  income  tax  expense results primarily from  the  reversal  of
  temporary   timing  differences  between  tax  and  financial  statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                    March 31,
                                                       2003
                                                   ___________
         Computed tax at the expected
           federal statutory rate                     34.00%
         State income taxes, net of federal benefit    5.28
         Valuation allowance                         (39.28)
                                                   ___________
         Effective income tax rates                    0.00%
                                                   ___________

NOTE 10 - GOING CONCERN

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - FINANCING AGREEMENT

  On September 26, 2001 the Company entered into an agreement with ACG Advisors, LLC and ACG Securities, LLC ("Advisors"). The agreement provided that Advisors would assist the Company in raising up to $3,000,000 through equity or mezzanine securities. The agreement called for the Company to make five monthly payments of $2,000 and issue 50,650 shares of common stock to Advisors. The agreement also called for Advisors to receive 7.5% of the proceeds raised (reduced by the $2,000 monthly payments). This agreement expired on September 26, 2002 but was verbally extended. At December 31, 2002, the Company had paid $10,000 and issued 50,650 shares of common stock to Advisors which had been accounted for as deferred stock offering costs. In December 2002, the Company abandoned its plans for a stock offering and expensed the deferred stock offering costs of $11,819 as general and administrative expense.

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                           For the Three     From Inception
                                            Months Ended    on February 11,
                                             March 31,       1998, Through
                                        ____________________   March 31,
                                           2003      2002        2003
                                        _________  _________   _________
  Loss from operations available
  to common shareholders
  (numerator)                           $(48,096)  $(43,429)   $(859,789)
                                        _________  _________   _________
  Weighted average number of
  common shares outstanding for
  the period (denominator)              1,317,100  1,266,450   1,188,111
                                        _________  _________   _________

  At March 31, 2003, the Company had 44,000 outstanding warrants and 30,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - SUBSEQUENT EVENTS

  In April and May 2003, an officer/shareholder of the Company loaned an additional $2,500 to the Company. The loans accrue interest at 7% per annum and are payable in 36 monthly installments.

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


     The Company is competing in an industry with sales estimated to exceed $36 billion annually. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company.
     The market for which the Company's products are being developed is intensely competitive and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's processes will not be rendered obsolete by changing technology or new industry standards, or that competitive pressure faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which is expected to increase. They can be expected to implement extensive advertising and promotional programs, both generally and in response to effort by the Company or other competitors, to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry. These include new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger companies. This, together with no available capital to fund the Company's marketing effort, create a significant competitive disadvantage to the Company. If the Company is not able to compete successfully, regardless of the development of its products, it will not succeed.


     Certain of the Company's technology for developing its workstations and processes for the production of high resolution electronic interconnects may be protected by patents, issued and pending, exclusively licensed by the Company. The Company intends to enforce its licensed patents aggressively and will continue to seek patent protection for innovation for which the Company's management, after consultation with patent counsel, believes patent protection is available and advisable. However, there can be no assurance that such protection will be available or advisable in any particular instance, and there can be no guarantee that future products will be patent protected or that a competitor will not find a means of circumventing any patents that are awarded. There is no guarantee that the Company will have the financial resources necessary to protect its rights adequately. The unavailability of such protection or the inability to adequately enforce such rights could materially adversely affect the Company's business and operating results. In addition, the Company operates in a competitive environment in which it would not be unlikely for a third party to claim, frivolously or otherwise, that certain of the Company's products may infringe the patents or rights of such third parties. Even the defense of any litigation arising from any such claims may have very adverse consequences to the Company. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may be required to obtain licenses relating to technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation would materially adversely affect the Company's ability to continue operation.


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


     The Company hopes to license its technology to the larger printed circuit board manufacturers. The Company utilizes its process to make printed circuit boards for its customers. These printed circuit boards hopefully will demonstrate to the large board manufacturers the validity of the process, which may make them more receptive to using the process, which may be licensed to them. The equipment and chemicals, hopefully, will be supplied by the Company if any such licenses are sold.


     In 2003, sales of the Company's prototype printed circuit boards decreased significantly over the previous year, resulting in virtually no source of cash for the Company. These sales provided the Company with insight and feedback from customers regarding the Company's technology and the quality of its printed circuit board products.
     Due to the Company's limited financial resources, unless additional capital investment is secured, as discussed below, the Company will be unable to continue operations beyond very near term.


     Through March 31, 2003, the Company recognized very meager revenues, yet incurred decreasing research and development expenses, resulting in a net loss from operations. Due to limited revenues, the Company continues to consume cash for research and development activities, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salary, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the Company's research activities thus significantly reduced cash balances and liquidity.


     Moreover, continued efforts will be necessary to advance the Company's technology to the next level, which involves automation of two or more critical processes in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the Company's technology. Such efforts will therefore require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the Company's president and founder advanced a total of $120,000 in the form of subordinated loans between December 2002 and April 2003. Second, the Company retained a financial advisor to assist the Company in raising additional capital, which may include seeking additional investors in a private placement of the Company's securities. To the extent the Company is not successful at present in raising additional capital, the Company will be unable to continue its research and development efforts or fund continuing operations.


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

MICRO INTERCONNECT TECHNOLOGY, INC.




  /s/ N. Edward Berg                        May 19, 2003
N.Edward Berg,President                          Date

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




Date: May 19, 2003                      /s/ N. Edward Berg
                                          N. Edward Berg
                                          Chief Executive Officer and
                                          Chief Financial Officer

                         CERTIFICATION PURSUANT TO
                         18 U.S.C.  SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Micro Interconnect Technology, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, N. Edward Berg, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ N. Edward Berg
Chief Executive Officer and Chief Financial Officer
May 19, 2003