Form 10QSB
period 2003-06-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2003-08-19
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended June 30, 2003

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

Common Stock outstanding at June 30, 2003 - 1,317,100 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION

ITEM I Financial Statements











                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2003

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        -   Unaudited Condensed Balance Sheets,
            June 30, 2003 and December 31, 2002                 4 - 5


        -   Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2003
            and 2002 and from inception on February 11,
            1998 through June 30, 2003                            6


        -   Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2003
            and 2002 and from inception on February 11,
            1998 through June 30, 2003                            7


        -   Notes to Unaudited Condensed Financial Statements   8 - 17

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                              June 30,  December 31,
                                                2003        2002
                                            ___________ ___________
CURRENT ASSETS:
  Cash                                       $    1,667  $    1,250
  Accounts receivable, net of
    allowance for doubtful accounts
    of $555 and $555, respectively                   10          10
                                            ___________ ___________
        Total Current Assets                      1,677       1,260

PROPERTY, PLANT AND EQUIPMENT, net                1,547       2,127

OTHER ASSETS:
  Refundable deposits                               800         800
                                            ___________ ___________

                                             $    4,024  $    4,187
                                            ___________ ___________
























                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                              June 30,  December 31,
                                                2003        2002
                                            ___________ ___________
CURRENT LIABILITIES:
  Accounts payable                           $   45,717  $   20,864
  Accounts payable - related party               31,036      22,630
  Other accrued liabilities                     134,993     104,831
                                            ___________ ___________
      Total Current Liabilities                 211,746     148,325

NOTES PAYABLE - RELATED PARTY                   129,500     100,000

UNEARNED REVENUE                                      -         325

CONTINGENCIES [See Note 4]                            -           -
                                            ___________ ___________

      Total Liabilities                         341,246     248,650
                                            ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                   -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,317,100 shares issued and
   outstanding                                    1,317       1,317
  Capital in excess of par value                565,913     565,913
  Deficit accumulated during the
   development stage                          (904,452)   (811,693)
                                            ___________ ___________
      Total Stockholders' Equity (Deficit)    (337,222)   (244,463)
                                            ___________ ___________

                                             $    4,024  $    4,187
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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three       For the Six      From Inception
                           Months Ended       Months Ended    on February 11,
                             June 30,            June 30,      1998, Through
                        __________________  ____________________  June 30,
                           2003     2002      2003       2002        2003
                        ________  ________  _________  _________  _________
SALES, net               $   325 $   1,187  $    625   $  2,633   $  16,448

COST OF SALES                  3        15         6         29       4,729
                        ________  ________  _________  _________  _________
    Gross Profit             322     1,172       619      2,604      11,719
                        ________  ________  _________  _________  _________

OPERATING EXPENSES:
  Selling                      -         -         -          -       1,235
  General and
    administrative        22,919    18,874    49,536     28,437     301,339
  Research and
    development           19,784    31,333    39,510     66,137     624,486
                        ________  ________  _________  _________  _________
    Total Operating
          Expenses        42,703    50,207    89,046     94,574     927,060
                        ________  ________  _________  _________  _________

LOSS FROM OPERATIONS     (42,381)  (49,035)  (88,427)   (91,970)   (915,341)
                        ________  ________  _________  _________  _________

OTHER INCOME (EXPENSE):
  Interest income              1        43         3        115      20,023
  Interest expense        (2,283)   (1,025)   (4,335)    (1,591)     (9,134)
                        ________  ________  _________  _________  _________
    Total Other Income
          (Expense)       (2,282)     (982)   (4,332)    (1,476)     10,889
                        ________  ________  _________  _________  _________

LOSS BEFORE INCOME TAXES (44,663)  (50,017)  (92,759)   (93,446)   (904,452)

CURRENT TAX EXPENSE            -         -         -          -           -

DEFERRED TAX EXPENSE           -         -         -          -           -
                        ________  ________  _________  _________  _________

NET LOSS                $(44,663) $(50,017) $(92,759)  $(93,446)  $(904,452)
                        ________  ________  _________  _________  _________

LOSS PER COMMON SHARE   $   (.03) $   (.04) $   (.07)  $   (.07)  $    (.76)
                        ________  ________  _________  _________  _________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Six    From Inception
                                             Months Ended   on February 11,
                                               June 30,       1998, Through
                                          ____________________   June 30,
                                            2003       2002        2003
                                          _________  _________  __________
Cash Flows from Operating Activities:
 Net loss                                 $(92,759)  $(93,446)  $(904,452)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Amortization expense                           -          -         486
  Bad debt expense                               -          -         555
  Depreciation expense                         580        580       4,610
  Non-cash services paid by
    issuance of warrants                         -          -         227
  Non-cash expenses                              -          -      11,819
  Changes in assets and liabilities:
   (Increase) in accounts receivable             -       (537)       (565)
   Decrease in accrued interest receivable       -         19           -
   Decrease in prepaid expenses                  -        885           -
   (Increase) in refundable deposits             -          -       (800)
   Increase in accounts payable             24,853      6,935      45,717
   Increase in accounts payable
     - related party                         8,406      8,501      31,036
   Increase in other accrued liabilities    30,162     26,268     134,993
   (Decrease) in unearned revenue            (325)          -           -
                                          _________  _________  __________
        Net Cash (Used) by
         Operating Activities              (29,083)   (50,795)   (676,374)
                                          _________  _________  __________
Cash Flows from Investing Activities:
 Payments for organization costs                 -          -        (486)
 Payments for property and equipment             -          -      (6,157)
                                          _________  _________  __________
        Net Cash (Used) by
         Investing Activities                    -          -      (6,643)
                                          _________  _________  __________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -          -     601,110
 Payments of stock offering costs                -     (4,041)    (46,151)
 Proceeds from sale of warrants                  -          -         225
 Proceeds from notes payable                29,500     31,000     129,500
                                          _________  _________  __________
     Net Cash Provided by
      Financing Activities                  29,500     26,959     684,684
                                          _________  _________  __________
Net Increase (Decrease) in Cash                417    (23,836)       1,667

Cash at Beginning of Period                  1,250     28,901           -
                                          _________  _________  __________
Cash at End of Period                     $  1,667    $ 5,065  $    1,667
                                          _________  _________  __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $      -    $     -  $       39
   Income taxes                           $      -    $     -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2003 and 2002:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the six months ended June 30, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                              June 30,  December 31,
                                                2003        2002
                                            ___________ ___________
           Office equipment                 $    6,157  $    6,157

           Less accumulated depreciation       (4,610)     (4,030)
                                            ___________ ___________
                                            $    1,547  $    2,127
                                            ___________ ___________

  For the six months ended June 30, 2003 and 2002, depreciation expense amounted to $580 and $580, respectively.

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                              June 30,  December 31,
                                                2003        2002
                                            ___________ ___________
    Accrued payroll and payroll taxes       $  119,937  $   94,110
    Accrued vacation                             5,961       5,961
    Accrued interest payable - related party     9,095       4,760
                                            ___________ ___________
                                            $  134,993  $  104,831
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

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred  Stock  -  The  Company has authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with $.001 par value. In April 2002, the Company issued 50,650 shares of its previously authorized but unissued common stock for services rendered, related to a proposed stock offering, valued at $1,603 (or approximately $.032 per share).

  From April through June 2000, the Company issued 116,450 shares of the Company's previously authorized but unissued common stock for cash of $291,110. The stock was issued through the exercise of 116,450 warrants at $2.50 per share.

  In May 1999, the Company completed a public stock offering of 150,000 units at $2.00 per unit. Each unit consisted of one share of the Company's previously authorized but unissued common stock and two redeemable common stock purchase warrants. Each warrant allowed the holder to purchase one share of common stock for $2.50 and were exercisable for a period of one year from the date of the offering. Stock offering costs of $35,935 were offset against the proceeds of the offering in capital in excess of par value.

  In February 1998, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.01 per share).

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February
  2000,  45,250  warrants  were  issued for  cash  of  $225  and  services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. As of June 30, 2003, 44,000 of these warrants were still outstanding.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At June 30, 2003, total awards available to be granted under the Plan amounted to 970,000 shares.

  A summary of the status of the options granted under the Company's stock option plan at June 30, 2003 is presented below:

                                                         June 30, 2003
                                                   __________________________
                                                             Weighted Average
                                                    Shares    Exercise Price
                                                   ________  ________________
          Outstanding at beginning of period         30,000  $           2.00
          Granted                                         -  $              -
          Exercised                                       -  $              -
          Forfeited                                       -  $              -
          Expired                                         -  $              -
                                                   ________  ________________
          Outstanding at end of period               30,000  $           2.00
                                                   ________  ________________
          Weighted average fair value of options
            granted during the period                     -  $              -
                                                   ________  ________________

  A summary of the status of the options outstanding under the Company's stock option plan at June 30, 2003 is presented below:

                        Options Outstanding              Options Exercisable
              ________________________________________  ______________________
                                             Weighted-               Weighted-
    Range of               Weighted-Average   Average                 Average
    Exercise    Number        Remaining      Exercise     Number     Exercise
     Prices   Outstanding  Contractual Life    Price    Exercisable    Price
    ________  ___________  ________________  _________  ___________  _________
    $   2.00       30,000     3.0 years      $    2.00       30,000  $    2.00
    ________  ___________  ________________  _________  ___________  _________

NOTE 6 - RESEARCH AND DEVELOPMENT

  The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $39,510 and $66,137 for the six months ended June 30, 2003 and 2002, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - An officer/shareholder of the Company has made several loans to the Company. All of the notes payable are unsecured, are for six years and are payable in 36 monthly installments.

                                                         June 30,  December 31,
                                                           2003        2002
                                                       ___________ ___________
  8% note payable to begin repayment in January 2005   $    25,000 $    25,000

  8% note payable to begin repayment in April 2005          25,000      25,000

  7% note payable to begin repayment in July 2005            6,000       6,000

  7% note payable to begin repayment in August 2005          6,000       6,000

  7% note payable to begin repayment in August 2005          8,000       8,000

  7% note payable to begin repayment in September 2005       8,000       8,000

  7% note payable to begin repayment in October 2005         8,000       8,000

  7% note payable to begin repayment in November 2005        8,000       8,000

  7% note payable to begin repayment in December 2005        6,000       6,000

  7% note payable to begin repayment in February 2006        8,000           -

  7% note payable to begin repayment in February 2006        5,000           -

  7% note payable to begin repayment in March 2006           1,500           -

  7% note payable to begin repayment in April 2006           4,500           -

  7% note payable to begin repayment in May 2006             1,000           -

  7% note payable to begin repayment in June 2006            1,500           -

  7% note payable to begin repayment in June 2006            4,000           -

  7% note payable to begin repayment in July 2006            1,000           -

  7% note payable to begin repayment in July 2006            3,000           -
                                                       ___________ ___________
                                                           129,500     100,000

  Less current portion                                           -           -
                                                       ___________ ___________
                                                       $   129,500 $   100,000
                                                       ___________ ___________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  The notes payable mature as follows for the twelve-month periods ended:

               June 30,              Principal Due
             ___________              ___________
                 2004                  $        -
                 2005                       5,624
                 2006                      30,594
                 2007                      42,876
                 2008                      39,015
                 2009                      11,391
                                      ___________
                                       $  129,500
                                      ___________

  For the six months ended June 30, 2003 and 2002, interest expense amounted to $4,335 and $1,591, respectively.

  Stock Warrants - In 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved for sale, 30,250 were to directors. As of June 30, 2003, directors of the Company continue to hold 29,000 of the warrants which remain outstanding.

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the six months ended June 30, 2003 and 2002, the Company paid costs of $11,830 and $2,376, respectively, to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2018. The Company has expensed these costs as incurred. For the six months ended June 30, 2003 and 2002, the Company had royalty expense of $6 and $29, respectively. As of June 30, 2003, royalties payable to the officer/shareholder totaled $164.

  Management Compensation - For the six months ended June 30, 2003 and 2002, the Company paid approximately $500 and $2,000, respectively, as salary to the President. At June 30, 2003, the Company has accrued salary payable to its president of $97,000.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. For the six months ended June 30, 2003 and 2002, rent expense amounted to $8,400 and $8,400, respectively.

NOTE 8 - CONCENTRATIONS

  Location  -  The  Company  is located in Bedford,  New  Hampshire.   All
  activities of the Company are located in the Bedford area including all property and research.

  Sales - For the six months ended June 30, 2003, all of the Company's sales are to a limited number of customers. The loss of these customers could adversely affect the Company's business and financial condition.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $740,000, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At June 30, 2003, the total of all deferred tax assets was approximately $371,000 and the total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $371,000. The net change in the valuation allowance was approximately $36,000 during the six months ended June 30, 2003.

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                  June 30,
                                                    2003
                                                ___________
         Excess of tax over financial
           accounting depreciation               $   14,803
         Accrued compensation                        47,111
         Accrued vacation                             2,341
         Related party accrued expenses              15,735
         Allowance for bad debt                         218
         Net operating loss carryover               290,635

  The components of federal income tax expense from continuing operations consisted of the following for the six months ended:

                                                  June 30,
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
                                                ___________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial
             accounting depreciation             $      532
           Accrued Compensation                    (10,363)
           Related party accrued expenses           (5,005)
           Net operating loss carryover            (21,599)
           Valuation allowance                       36,435
                                                ___________
         Net deferred tax expense                $        -
                                                ___________

  Deferred  income  tax  expense results primarily from  the  reversal  of
  temporary   timing  differences  between  tax  and  financial  statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the six months ended:

                                                  June 30,
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
                                                ___________

NOTE 10 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

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

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                          For the Three        For the Six      From Inception
                           Months Ended        Months Ended    on February 11,
                             June 30,             June 30,       1998, Through
                        ____________________  ____________________  June 30,
                           2003      2002       2003       2002       2003
                        _________  _________  _________  _________  _________
  Loss from operations
  available to common
  shareholders
  (numerator)           $(44,663)  $(50,017)  $(92,759)  $(93,446)  $(904,452)
                        _________  _________  _________  _________  _________
  Weighted average
  number of common
  shares outstanding
  for the period
  (denominator)         1,317,100  1,266,450  1,317,100  1,266,450  1,194,085
                        _________  _________  _________  _________  _________

  At June 30, 2003, the Company had 44,000 outstanding warrants and 30,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - SUBSEQUENT EVENTS

  In   July  2003,  an  officer/shareholder  of  the  Company  loaned   an
  additional $4,000 to the Company. The note payable accrues interest at 7% per annum and is payable in 36 monthly installments.

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


     The Company continues to make progress in development of its direct electronic imaging workstation, but has not yet determined when the direct electronic workstation or any of the other workstations will be ready for commercial release or production. Nor can it determine when efforts can be accelerated or finalized, due to the lack of working capital. There can be no assurance that the Company will be successful in developing the workstations or processes superior to those presently available from the Company's competitors. The risk of failure is high, because the Company may find it more difficult than anticipated to reduce the basic concepts of the proprietary technology to industrial production.


     The Company is competing in an industry with sales estimated to exceed $36 billion annually. The domestic part of the industry is suffering due to severe competition from firms in the the Pacific Rim and China. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company.
     The market for which the Company's products are being developed is intensely competitive and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's processes will not be rendered obsolete by changing technology or new industry standards, or that competitive pressure faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which is expected to increase. They can be expected to implement extensive advertising and promotional programs, both generally and in response to effort by the Company or other competitors, to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry. These include new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger companies. This, together with no available capital to fund the Company's marketing effort, create a significant competitive disadvantage to the Company. If the Company is not able to compete successfully, regardless of the development of its products, it will not succeed. If the Company is unsucessful in raising capital, it will not survive any longer.

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

     Through June 30, 2003, the Company recognized very meager revenues, yet incurred decreasing research and development expenses, resulting in a net loss from operations. Due to limited revenues, the Company continues to consume cash for research and development activities, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salary, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the Company's research activities thus significantly reduced cash balances and liquidity.


     Moreover, continued efforts will be necessary to advance the Company's technology to the next level, which involves automation of two or more critical processes in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the Company's technology. Such efforts will therefore require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the Company's president and founder advanced a total of $133,500 in the form of subordinated loans between December 2002 and July 2003. Second, the Company retained a financial advisor to assist the Company in raising additional capital, which may include seeking additional investors in a private placement of the Company's securities. To the extent the Company is not successful at present in raising additional capital, the Company will be unable to continue its research and development efforts or fund continuing operations.


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

ITEM 3. Controls and Procedures.

     Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.




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

MICRO INTERCONNECT TECHNOLOGY, INC.




  /s/ N. Edward Berg                        August 19, 2003
N.Edward Berg,President                          Date