Form 10KSB/A
period 2002-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2003-09-23
CIK 1061819

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              _______________

                               FORM 10-KSB/A
                              Amendment No. 1

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

  Check if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The  issuer's revenues for the fiscal year ended December 31, 2002 were:
$ 3,131

  The aggregate market value of the voting and non-voting common stock, par value $0.001, held by non-affiliates of the registrant was $3,171 based on the last reported sale price or the average bid and asked price of the issuer's common stock on the OTC Bulletin Board as of the close of business on March 14, 2003.

  There were 1,317,100 shares of issuer's common stock outstanding as of March 14, 2003.

  Transitional Small Business Disclosure Format:  Yes  [   ]   No  [ X ]

                             Explanatory Note

     Micro Interconnect Technology, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 26, 2003, to remove the references included under Items 9 and 11 of the Annual Report to Professor Woodie Flowers as a director of the Company and to modify the reference under
Item 12 to Professor Flowers. Professor Flowers resigned as a director of the Company on January 24, 2002. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Officer or
Name                Age  Director Since  Position with the Company
__________________  ___  ______________  ______________________________

N. Edward Berg      68        1998       Director, President and Chief
                                         Executive Officer

James R. Boyack     66        1998       Director

Peter H. Roth       65        1998       Director

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

                   MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 1, 2003 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and officers of the Company as a group:

                            Number of Shares          Percentage
Name and Address           Beneficially Owned    Beneficially Owned (1)
_________________________  __________________  _________________________

N. Edward Berg                  1,000,000               75.92%
Director, President-CEO
70 Horizon Drive
Bedford, NH 03110


James R. Boyack (2)                12,500                0.94%
Director
32 Hampton Meadows
Hampton, NH 03842

Peter H. Roth (3)                  15,500                1.17%
Director
34B Charles River Road
Waltham, MA 02453

All executive officers and      1,028,000               76.60%
directors as a group
(3 persons) (4)

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

(4) Includes 25,000 shares of common stock which certain officers and directors have the right to acquire within 60 days pursuant to exercise of warrants.

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

In 2001 and 2002, Mr. Berg loaned several sums of money to the Company as notes payable. The terms of the loans, including principal amounts, interest rates, maturity dates, and schedule of payments are discussed under Note 7 (Related Party Transactions) to the Financial Statements on pages 21 and 22 above. In addition, Mr. Berg loaned the Company another $8,000 on January 17, 2003. The terms of that note payable are discussed under Note 13 (Subsequent Events) to the Financial Statements on page 26 above. The information contained in those Notes is incorporated under this Item 12 by reference.

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

James R. Boyack      Director                12,500
Peter Roth           Director                12,500
David B. Ostler      Director, formerly       1,250
Woodie Flowers       Director, formerly       4,000
Brian Holland        Consultant              10,000
Norman Soloway       Patent Attorney          2,500
Robert Sedgewick     Consultant               2,500

In 2000, Mr. Ostler exercised his warrants to purchase 1,250 shares for $2.50 per share.


Item 13. Exhibits and Reports on Form 8-K.

(a)   Documents filed as a part of this Form 10-KSB\A:

     1. Financial Statements. The Financial Statements listed in the Table of Contents to Financial Statements and Financial Statement Schedules under Item 7 of the Annual Report on Form 10-KSB were filed as a part of that Form 10-KSB.

     2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-KSB\A.

(b)   Reports on Form 8-K:   None.

                                SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2003

MICRO INTERCONNECT TECHNOLOGY, INC.

By:  /s/ N. EDWARD BERG, PRESIDENT
     ---------------------------------
N. Edward Berg, President-CEO


Signature                Title

/s/ N. EDWARD BERG       President-CEO (Principal Executive, Financial and
----------------------   Accounting Officer) and Chairman of the Board
N. Edward Berg


/s/JAMES R. BOYACK       Director
----------------------
James R. Boyack


/s/PETER ROTH            Director
----------------------
Peter Roth

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

31.1      Certification of President and Chief Executive Officer
          (principal executive officer and principal accounting officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.