Form 10QSB
period 2003-09-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2003-11-04
CIK 1061819

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              _______________

                                FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September, 2003

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

  There were 1,317,100 shares of issuer's common stock, $.001 par value per share, outstanding as of March 14, 2003.

  Transitional Small Business Disclosure Format:  Yes  [   ]       No  [X]

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements





                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        -    Unaudited Condensed Balance Sheets,
            September 30, 2003 and December 31, 2002             2 - 3


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2003 and 2002 and from inception on February 11,
             1998 through September 30, 2003                       4


        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003
             and 2002 and from inception on February 11,
             1998 through September 30, 2003                       5


        -  Notes to Unaudited Condensed Financial Statements     6 - 16

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           September 30,December 31,
                                                2003        2002
                                            ___________ ___________
CURRENT ASSETS:
  Cash                                       $      639  $    1,250
  Accounts receivable, net of
    allowance for doubtful accounts
    of $835 and $555, respectively                  500          10
                                            ___________ ___________
        Total Current Assets                      1,139       1,260

PROPERTY, PLANT AND EQUIPMENT, net                1,257       2,127

OTHER ASSETS:
  Refundable deposits                               800         800
                                            ___________ ___________

                                             $    3,196  $    4,187
                                            ___________ ___________























                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          September 30,  December 31,
                                                2003        2002
                                            ___________ ___________
CURRENT LIABILITIES:
  Accounts payable                           $   48,485  $   20,864
  Accounts payable - related party               35,246      22,630
  Other accrued liabilities                     133,083     104,831
                                            ___________ ___________
        Total Current Liabilities               216,814     148,325

NOTES PAYABLE - RELATED PARTY                   136,000     100,000

UNEARNED REVENUE                                      -         325

CONTINGENCIES [See Note 4]                            -           -
                                            ___________ ___________

        Total Liabilities                       352,814     248,650
                                            ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                   -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,317,100 shares issued and
   outstanding                                    1,317       1,317
  Capital in excess of par value                565,913     565,913
  Deficit accumulated during the
   development stage                          (916,848)   (811,693)
                                            ___________ ___________
       Total Stockholders' Equity (Deficit)   (349,618)   (244,463)
                                            ___________ ___________

                                             $    3,196  $    4,187
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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three         For the Nine   From Inception
                           Months Ended         Months Ended   on February 11,
                          September 30,        September 30,   1998, Through
                        ___________________ _____________________September 30,
                           2003      2002      2003       2002      2003
                        _________ _________ __________ __________ __________
SALES, net               $   925  $    231   $  1,550    $ 3,131  $  17,373

COST OF SALES                 10         2         16         31      4,739
                        _________ _________ __________ __________ __________
    Gross Profit             915       229      1,534      3,100     12,634
                        _________ _________ __________ __________ __________

OPERATING EXPENSES:
  Selling                      -         -          -          -      1,235
  General and
    administrative        10,870    14,922     60,406     43,627    312,209
  Research and
    development           17,378    32,548     56,888     98,685    641,864
                        _________ _________ __________ __________ __________
    Total Operating
      Expenses            28,248    47,470    117,294    142,312    955,308
                        _________ _________ __________ __________ __________

LOSS FROM OPERATIONS     (27,333)  (47,241)  (115,760)  (139,212)  (942,674)
                        _________ _________ __________ __________ __________

OTHER INCOME (EXPENSE):
  Interest income              1         3          4        118     20,024
  Gain on forgiveness
    of debt               17,417         -     17,417          -     17,417
  Interest expense        (2,481)   (1,365)    (6,816)    (2,956)   (11,615)
                        _________ _________ __________ __________ __________
    Total Other Income
      (Expense)           14,937    (1,362)    10,605     (2,838)    25,826
                        _________ _________ __________ __________ __________

LOSS BEFORE INCOME TAXES (12,396)  (48,603)  (105,155)  (142,050)  (916,848)

CURRENT TAX EXPENSE            -         -          -          -          -

DEFERRED TAX EXPENSE           -         -          -          -          -
                        _________ _________ __________ __________ __________

NET LOSS                $(12,396) $(48,603) $(105,155) $(142,050) $(916,848)
                        _________ _________ __________ __________ __________

LOSS PER COMMON SHARE   $   (.01) $   (.04) $    (.08) $    (.11) $    (.76)
                        _________ _________ __________ __________ __________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Nine      From Inception
                                            Months Ended     on February 11,
                                            September 30,      1998, Through
                                        ______________________September 30,
                                            2003       2002        2003
                                        __________  __________  __________
Cash Flows from Operating Activities:
 Net loss                               $(105,155)  $(142,050)  $(916,848)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                          -           -         486
  Bad debt expense                            280         580         835
  Depreciation expense                        870         870       4,900
  Non-cash services paid by
    issuance of warrants                        -           -         227
  Non-cash expenses                             -           -      11,819
  Changes in assets and liabilities:
   (Increase) in accounts receivable         (770)       (690)     (1,335)
   Decrease in accrued
     interest receivable                        -          19           -
   Decrease in prepaid expenses                 -         885           -
   (Increase) in refundable deposits            -           -        (800)
   Increase in accounts payable            27,621       2,944      48,485
   Increase in accounts
     payable - related party               12,616      12,703      35,246
   Increase in other accrued liabilities   28,252      46,022     133,083
   (Decrease) in unearned revenue            (325)          -           -
                                        __________  __________  __________
        Net Cash (Used) by
         Operating Activities             (36,611)    (78,717)   (683,902)
                                        __________  __________  __________
Cash Flows from Investing Activities:
 Payments for organization costs                -           -        (486)
 Payments for property and equipment            -           -      (6,157)
                                        __________  __________  __________
        Net Cash (Used) by
         Investing Activities                   -           -      (6,643)
                                        __________  __________  __________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -           -     601,110
 Payments of stock offering costs               -      (4,041)    (46,151)
 Proceeds from sale of warrants                 -           -         225
 Proceeds from notes payable               36,000      61,000     136,000
                                        __________  __________  __________
     Net Cash Provided by
      Financing Activities                 36,000      56,959     691,184
                                        __________  __________  __________
Net Increase (Decrease) in Cash              (611)    (21,758)        639

Cash at Beginning of Period                 1,250      28,901           -
                                        __________  __________  __________
Cash at End of Period                    $    639    $  7,143   $     639
                                        __________  __________  __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $      -    $      -   $      39
   Income taxes                          $      -    $      -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2003 and 2002:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the nine months ended September 30, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

  Stock-Based Compensation - The Company has two stock-based employee compensation plans [See Note 5]. The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
  Employees" and related Interpretations. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to the Company's stock-based employee compensation.

                                                                      From
                                                                      Inception
                           For the Three          For the Nine       on February
                           Months Ended           Months Ended        11, 1998,
                           September 30,          September 30,         Through
                        ____________________  ______________________  September
                           2003       2002        2003       2002      30, 2003
                        _________  _________  __________  __________  __________
 Net loss, as reported  $(12,396)  $(48,603)  $(105,155)  $(142,050)  $(916,848)
 Add: Stock-based
   employee compensation
   expense included in
   reported net income         -          -           -           -         452
 Deduct: Total
   stock-based
   employee compensation
   expense determined
   under fair value
   based method                -          -           -           -    (247,354)
                        _________  _________  __________  __________  __________
 Pro forma net loss     $(12,396) $ (48,603)  $(105,155) $(142,050) $(1,163,750)
                        _________  _________  __________  __________  __________

 Loss per common share,
   as reported          $  (.01)   $  (.04)    $  (.08)    $  (.11)     $(.76)
 Loss per common share,
   pro forma            $  (.01)   $  (.04)    $  (.08)    $  (.11)     $(.97)

 Research and Development - Research and development costs are expensed as incurred [See Note 6].

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Debt Extinguishment - The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 10].

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 13].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued.
  SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                          September 30,  December 31,
                                                2003        2002
                                            ___________  ___________
           Office equipment                 $    6,157   $    6,157

           Less accumulated depreciation       (4,900)       (4,030)
                                            ___________  ___________
                                            $    1,257   $    2,127
                                            ___________  ___________

  For the nine months ended September 30, 2003 and 2002, depreciation expense amounted to $870 and $870, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - OTHER ACCRUED LIABILITIES

  Other accrued liabilities consists of the following at:

                                             September 30,  December 31,
                                                   2003        2002
                                                __________  __________
      Accrued payroll and payroll taxes         $  117,661  $   94,110
      Accrued vacation                               3,846       5,961
      Accrued interest payable - related party      11,576       4,760
                                                __________  __________
                                                $  133,083  $  104,831
                                                __________  __________

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

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred  Stock  -  The  Company has authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February
  2000,  45,250  warrants  were  issued for  cash  of  $225  and  services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. In September 2003, 31,500 of the warrants were forfeited. As of September 30, 2003, 12,500 of the warrants were still outstanding.


  A summary of the status of the warrants is presented below.
                        For the Three Months               For the Nine Months           From Inception on
                        Ended September 30,                Ended September 30,           February 11, 1998
                 __________________________________  __________________________________       Through
                       2003             2002               2003             2002         September 30, 2003
                 ________________  ________________  ________________  ________________  ________________
                         Weighted          Weighted          Weighted          Weighted          Weighted
                         Average           Average           Average           Average           Average
                         Exercise          Exercise          Exercise          Exercise          Exercise
                 Shares  Price     Shares  Price     Shares  Price     Shares  Price     Shares  Price
                 ______  ________  ______  ________  ______  ________  ______  ________  ______  ________
   Outstanding
    at beginning
    of period    44,000  $  2.50   44,000  $  2.50   44,000  $  2.50   44,000  $  2.50        -  $     -
   Granted            -  $     -        -  $     -        -  $     -        -  $     -   49,250  $  2.50
   Exercised          -  $     -        -  $     -        -  $     -        -  $     -    1,250  $  2.50
   Forfeited     31,500  $  2.50        -  $     -   31,500  $  2.50        -  $     -   35,500  $  2.50
   Expired            -  $     -        -  $     -        -  $     -        -  $     -        -  $     -
                 ______  ________  ______  ________  ______  ________  ______  ________  ______  ________
   Outstanding
    at end of
    period       12,500  $  2.50   44,000  $  2.50   12,500  $  2.50   44,000  $  2.50   12,500  $  2.50
                 ______  ________  ______  ________  ______  ________  ______  ________  ______  ________
   Weighted
    average fair
    value of
    options
    granted
    during the
    period           -   $     -        -  $     -        -  $     -        -  $     -   49,250  $  3.81
                 ______  ________  ______  ________  ______  ________  ______  ________  ______  ________


  The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on February 25, 2000: risk-free rate of 6.61%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 200%. The following assumptions were used for grants on November 11, 1999: risk-free rate of 6.10%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 200%.


  A summary of the status of the warrants outstanding at September 30, 2003 is presented below:


                   Warrants Outstanding      Warrants Exercisable
  ____________________________________________________________________
   Range of                  Weighted-Average    Weighted-Average                    Weighted-Average
   Exercise     Number          Remaining            Exercise            Number          Exercise
    Prices     Outstanding    Contractual Life         Price           Exercisable         Price
  _________    ___________   _________________   ________________   ______________   ________________
   $  2.50       12,500           1.4 years          $  2.50             12,500          $ 2.50
  _________    ___________   _________________   ________________   ______________   ________________


                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At September 30, 2003, total awards available to be granted under the Plan amounted to 1,000,000 shares.

  On June 15, 1999, the Company granted 30,000 stock options under the 1998 Stock Option Plan. Since the Company uses the recognition and measurement principles of Accounting Principles Board Opinion No. 25, no Compensation cost was recognized for the stock options since the market value of the Company's common stock was equal to the exercise price of the options on the date of grant. In September 2003, all 30,000 options were forfeited.


  A  summary  of  the  status of the options granted under  the  Company's
  Stock Option Plan is presented below.

                             For the Three Months                   For the Nine Months              From Inception on
                             Ended September 30,                    Ended September 30,              February 11, 1998
                   ______________________________________   _______________________________________        Through
                          2003                2002                 2003                2002          September 30, 2003
                   __________________   _________________   __________________   __________________  __________________
                             Weighted            Weighted             Weighted             Weighted            Weighted
                             Average             Average              Average              Average             Average
                             Exercise            Exercise             Exercise             Exercise            Exercise
                    Shares   Price      Shares   Price       Shares   Price      Shares    Price      Shares   Price
                   _______   ________   ______   ________   _______   ________   ______    ________   ______   ________
   Outstanding at
    beginning of
    period          30,000   $  2.00    30,000   $  2.00     30,000   $ 2.00     30,000     $ 2.00         -   $     -
   Granted               -   $     -         -   $     -          -   $    -          -     $    -    30,000   $  2.00
   Exercised             -   $     -         -   $     -          -   $    -          -     $    -         -   $     -
   Forfeited        30,000   $  2.00         -   $     -     30,000   $ 2.00          -     $    -    30,000   $  2.00
   Expired               -   $     -         -   $     -          -   $    -          -     $    -         -   $     -
                   _______   ________   ______   ________   _______   ________   ______    ________   ______   ________
   Outstanding at
    end of period        -   $     -    30,000   $  2.00          -   $    -     30,000     $ 2.00         -   $     -
                   _______   ________   ______   ________   _______   ________   ______    ________   ______   ________
   Weighted
    average fair
    value of
    options granted
    during the
    period               -   $     -         -   $     -          -   $    -          -     $   -     30,000   $  1.99
                   _______   ________   ______   ________   _______   ________   ______    ________   ______   ________


  The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on June 15, 1999: risk-free rate of 6.12%, expected dividend yield of zero, expected lives of 7 years and expected volatility of 200%.

NOTE 6 - RESEARCH AND DEVELOPMENT

  The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $56,888 and $98,685 for the nine months ended September 30, 2003 and 2002, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GAIN ON FORGIVENESS OF DEBT

  In September 2003, a former employee of the Company forgave $17,417 in compensation which had been previously accrued but not paid.

NOTE 8 - RELATED PARTY TRANSACTIONS

  Notes Payable - An officer/shareholder of the Company has made several loans to the Company. All of the notes payable are unsecured, are for six years and are payable in 36 monthly installments.

                                                     September December
                                                     30, 2003  31, 2002
                                                     ________  ________
  8% note payable to begin repayment in January 2005  $25,000   $25,000

  8% note payable to begin repayment in April 2005     25,000    25,000

  7% note payable to begin repayment in July 2005       6,000     6,000

  7% note payable to begin repayment in August 2005     6,000     6,000

  7% note payable to begin repayment in August 2005     8,000     8,000

  7% note payable to begin repayment in September 2005  8,000     8,000

  7% note payable to begin repayment in October 2005    8,000     8,000

  7% note payable to begin repayment in November 2005   8,000     8,000

  7% note payable to begin repayment in December 2005   6,000     6,000

  7% note payable to begin repayment in February 2006   8,000         -

  7% note payable to begin repayment in February 2006   5,000         -

  7% note payable to begin repayment in March 2006      1,500         -

  7% note payable to begin repayment in April 2006      4,500         -

  7% note payable to begin repayment in May 2006        1,000         -

  7% note payable to begin repayment in June 2006       1,500         -

  7% note payable to begin repayment in June 2006       4,000         -

  7% note payable to begin repayment in July 2006       1,000         -

  7% note payable to begin repayment in July 2006       3,000         -

  7% note payable to begin repayment in August 2006     4,000         -

  7% note payable to begin repayment in October 2006    2,500         -
                                                    _________  ________
                                                      136,000   100,000

  Less current portion                                      -         -
                                                    _________  ________
                                                    $ 136,000  $100,000
                                                    _________  ________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS [Continued]

  The notes payable mature as follows for the twelve-month periods ended:

            September 30,            Principal Due
             ___________              ___________
                 2004                  $        -
                 2005                      10,808
                 2006                      36,023
                 2007                      45,712
                 2008                      35,512
                 2009                       7,945
                                      ___________
                                       $  136,000
                                      ___________

  For the nine months ended September 30, 2003 and 2002, interest expense amounted to $6,816 and $2,956, respectively.

  Stock Warrants - In 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved for sale, 30,250 were to directors. As of September 30, 2003, directors of the Company continue to hold all 12,500 of the warrants which remain outstanding.

  License Agreement - The Company entered into a licensing agreement with an officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and it's territories and possessions. The Company pays a royalty of 1% of gross sales and receipts for the rights. During the nine months ended September 30, 2003 and 2002, the Company paid costs of $11,830 and $8,746, respectively, to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2018. The Company has expensed these costs as incurred. For the nine months ended September 30, 2003 and 2002, the Company had royalty expense of $16 and $31, respectively. As of September 30, 2003, royalties payable to the officer/shareholder totaled $174.

  Management Compensation - For the nine months ended September 30, 2003 and 2002, the Company paid approximately $1,200 and $2,000, respectively, as salary to the President. At September 30, 2003, the Company has accrued salary payable to its President of $109,300.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. For the nine months ended September 30, 2003 and 2002, rent expense amounted to $12,600 and $12,600, respectively.

NOTE 9 - CONCENTRATIONS

  Location  -  The  Company  is located in Bedford,  New  Hampshire.   All
  activities of the Company are located in the Bedford area including all property and research.

  Sales - For the nine months ended September 30, 2003, all of the Company's sales are to a limited number of customers. The loss of these customers could adversely affect the Company's business and financial condition.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $750,000, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At  September  30,  2003,  the  total of all  deferred  tax  assets  was approximately $376,000 and the total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $376,000. The net change in the valuation allowance was approximately $41,000 during the nine months ended September 30, 2003.

  The temporary differences gave rise to the following deferred tax asset (liability):

                                               September 30,
                                                    2003
                                                ___________
         Excess of tax over financial
           accounting depreciation               $   14,561
         Accrued compensation                        46,217
         Accrued vacation                             1,511
         Related party accrued expenses              18,363
         Allowance for bad debt                         328
         Net operating loss carryover               294,732

  The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:

                                               September 30,
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
                                                ___________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial
             accounting depreciation             $      774
           Accrued compensation                     (9,469)
           Accrued vacation expense                     831
           Bad debt allowance                         (110)
           Related party accrued expenses           (7,633)
           Net operating loss carryover            (25,697)
           Valuation allowance                       41,304
                                                ___________
         Net deferred tax expense                $        -
                                                ___________

  Deferred  income  tax  expense results primarily from  the  reversal  of
  temporary   timing  differences  between  tax  and  financial  statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the nine months ended:

                                               September 30,
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

NOTE 11 - GOING CONCERN

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

NOTE 12 - FINANCING AGREEMENT

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

NOTE 13 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                      From
                                                                    Inception
                                                                       on
                          For the Three         For the Nine        February
                          Months Ended          Months Ended         11, 1998
                          September 30,         September 30,        through
                        ____________________  ____________________  September
                           2003       2002       2003       2002     30, 2003
                        _________  _________  _________  _________  _________
  Loss from operations
  available to common
  shareholders
  (numerator)           $(12,396) $(48,603)  $(105,155) $(142,050) $(916,848)
                        _________  _________  _________  _________  _________
  Weighted average
  number of common
  shares outstanding
  for the period
  (denominator)         1,317,100  1,266,450  1,317,100  1,266,450  1,199,587
                        _________  _________  _________  _________  _________

  At September 30, 2003, the Company had 12,500 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 14 - SUBSEQUENT EVENT

  Warrants Forfeited - In October 2003, all 12,500 of the Company's outstanding warrants were forfeited.

  Epic Research Company, Inc. - The Company has formed Epic Research Company, Inc.("Epic"), a New Hampshire corporation, as a wholly-owned subsidiary which may be used as a vehicle for an acquisition, stock sale or other capital raising event that may come to fruition. Epic has not engaged in any operations and holds no material assets.

ITEM 2 Management's Discussion and Analysis or Plan of Operation.

The Company is considered a development stage company. The Company owns exclusive licenses to use innovative technology intended to improve the process and reduce the cost of producing printed circuit boards by eliminating several steps in the production process and by reducing both required materials and the use of costly hazardous chemicals. The company believes that its technology may permit production of high resolution interconnects which may be used to help make electronics less expensive, smaller and faster. The Company intends to use the licensed technology as well as other proprietary technology to develop direct electronic imaging, plating and etching workstations for interconnects and a prototype production facility to test its workstations by manufacturing very small quantities of printed circuit boards.

The Company continues to make progress in development of its direct electronic imaging workstation, but has not yet determined when the direct electronic workstation or any of the other workstations will be ready for commercial release or production. Nor can it determine when efforts can be accelerated or finalized, due to the lack of working capital. There can be no assurance that the Company will be successful in developing the workstations or processes superior to those presently available from the Company's competitors. The risk of failure is high, because the Company is finding it more difficult than anticipated to reduce the basic concepts of the proprietary technology to industrial production.

The Company is competing in the sales of equipment to an industry with sales estimated to exceed $36 billion annually. The domestic part of the industry is suffering due to severe competition from firms in the the Pacific Rim and China. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The market for which the Company's products are being developed is intensely competitive and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's processes will not be rendered obsolete by changing technology or new industry standards, or that competitive pressure faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which is expected to increase. They can be expected to implement extensive advertising and promotional programs, both generally and in response to effort by the Company or other competitors, to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry. These include new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger companies. This, together with no available capital to fund the Company's marketing effort, create a significant competitive disadvantage to the Company. If the Company is not able to compete successfully, regardless of the development of its products, it will not succeed. If the Company is unsuccessful in raising capital, it will not survive any longer.

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

The Company hopes to license its technology and workstations to the larger printed circuit board manufacturers. The Company utilizes its process to make printed circuit boards for its customers. These printed circuit boards hopefully will demonstrate to the large board manufacturers the validity of the process, which may make them more receptive to using the process, which may be licensed to them. The equipment, including workstations and chemicals, hopefully, will be supplied by the Company if any such licenses are sold.

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

Through September 30, 2003, the Company recognized very meager revenues, yet incurred decreasing research and development expenses, resulting in a net loss from operations. Due to limited revenues, the Company continues to consume cash for research and development activities, despite management's cost-savings and cash conservation efforts. In an effort to further conserve cash resources, management deferred a significant portion of its salary, as reflected in the footnotes to the financial statements and the statement of cash flows. Notwithstanding these efforts, the result of the Company's research activities thus significantly reduced cash balances and liquidity.

Moreover, continued efforts will be necessary to advance the Company's technology to the next level, which involves automation of two or more critical processes in the printed circuit board manufacturing process. Management believes that these efforts are necessary for the commercial exploitation of the Company's technology. Such efforts will therefore require additional capital resources to accomplish these goals. To that end, management has taken the following steps. First, the Company's president and founder advanced a total of $136,000 in the form of subordinated loans between December 2002 and September 2003. Second, the Company retained a financial advisor to assist the Company in raising additional capital, which may include seeking additional investors in a private placement of the Company's securities. The Company has formed Epic Research Company, Inc., a New Hampshire corporation, as a wholly-owned subsidiary which it may be used as a vehicle for an acquisition, stock sale or other capital raising event comes to fruition. Epic has not engaged in any operations and holds no material assets. To the extent the Company is not successful at present in raising additional capital, the Company will be unable to continue its research and development efforts or fund continuing operations.

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


ITEM 3. Controls and Procedures.

The Company's Chief Executive Officer/Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 15d-15, as of September 30, 2003. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that these controls and procedures are effective in ensuring that all material information to be filed with this quarterly report has been made known to him in a timely fashion and no changes are required at this time.

In connection with such evaluation, no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II OTHER INFORMATION

ITEM 1    Legal Proceedings

          None


ITEM 2    Changes in Securities

          None


ITEM 3    Defaults on Senior Securities

          None


ITEM 4    Submission of Matters to a Vote of Security Holders

          None


ITEM 5    Other Information

          None


ITEM 6    Exhibits and Reports on Form 8-K

          a)   See Exhibit Index.


          b) There were no reports on Form 8-K submitted for the three months ended September 30, 2003.







                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MICRO INTERCONNECT TECHNOLOGY, INC.


  /s/ N. Edward Berg                        November 3, 2003
_________________________                   _________________
N.Edward Berg, President                          Date

                              EXHIBIT INDEX

Exhibit No.


31.1      Certification of President and Chief Executive Officer
          (principal executive officer and principal accounting officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.