Form 10KSB
period 2003-12-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2004-03-30
CIK 1061819

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

                               Commission File No.
                                     333-52721

                        MICRO INTERCONNECT TECHNOLOGY, INC.
           (Exact name of the registrant as specified in its charter)

            Nevada                                  02-0497440
 (State or other jurisdiction of           IRS Employer Identification No.)
  Incorporation or organization)


                       936A Beachland Boulevard, Suite 13
                            Vero Beach, Florida 32963
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (772) 231-7544

       Securities registered under Section 12(b) of the Exchange Act: None

                 Name of each exchange on which registered: None

      Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405
of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Micro Interconnect Technology, Inc.'s revenues for the year ended December 31, 2003 were $0.

The aggregate market value of the issuer's Common Stock held by non-affiliates as of March 29, 2004, based on the closing price on that date, was approximately $3,628.28.




As of March 29, 2004, there 2,500,000 shares of Micro Interconnect Technology, Inc. Common Stock, $.001 par value, outstanding.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

                                TABLE OF CONTENTS


     PART I.                                                         PAGE
                                                                     ----

Item 1.  Description of Business
Item 2.  Description of Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
Item 7.  Financial Statements

Item 8.  Changers In and Disagreements with Accountants on
         Accounting and Financial Disclosures
Item 8A. Controls & Procedures

     PART III

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Matters
         Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

                              PART I
--------------------------------------------------------------------------

Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------


ITEM 1.  DESCRIPTION OF BUSINESS

Overview

      Micro Interconnect Technology, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 11, 1998. The Company owned exclusive licenses to use innovative technology intended to improve the process and reduce the cost of producing printed circuit boards by eliminating several steps in the production process and by reducing both required materials and the use of costly hazardous chemicals. The Company believed that its technology would permit production of higher resolution interconnects which could be used to make electronics less expensive, smaller and faster. The Company intended to use the licensed technology as well as other proprietary technology to develop direct electronic imaging, plating and etching workstations for high density interconnects and a prototype production facility to manufacture printed circuit boards.

       At the end of 2002, the Company had substantially completed its initial prototype production facility which was to be used both to refine the products the Company was developing and to demonstrate the Company's technology. The Company anticipated that if it could successfully develop its technology into commercial viable processes and products, it would be able to license its technology and sell its products to other manufacturers in the printed circuit board industry.

       In 2003, although the Company had made substantial progress in the development of its direct imaging workstation, it was unable to determine when this product would be ready for commercial production or release. The Company found itself competing in an industry with annual sales estimated to exceed $36 billion annually. Many of the Company's potential competitors had longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The market for which the Company's products were being developed was intensely competitive and subject to rapid technological change. Competitors could develop superior products or products of similar quality for sale at lower prices. Moreover, there could be no assurance that the Company's processes would not be rendered obsolete by changing technology or new industry standards, or that competitive pressures faced by the Company would not materially adversely affect its business, operating results and financial condition.

      In view of the foregoing, Management came to the conclusion that the risk of failure was high because the Company could find it more difficult than anticipated to reduce the basic concept of the proprietary technology to industrial production. Accordingly, on November 4, 2003 the Company transferred to its wholly owned subsidiary, Epic Research Company, Inc. ("EPIC"), a New Hampshire corporation, all of its assets and operations in exchange for the Epic's assumption of, and indemnification of the Company from, all of the Company's liabilities and obligations (the "Transfer") pursuant to the Asset Transfer and Assumption of Liabilities Agreement. Following the Transfer, all of the shares of Epic's common stock, no par value ("Epic Common Stock") held by the Company were distributed to a trust, which distributed the Epic Common Stock shares to the holders of the Company's common stock. As a result of the Transfer and the Distribution, Epic now operates independently from the Company and as a successor to the Company's business and operations.

Plan of Operations

       The Company has had no business operations since November 2003. Since that date and after a change in control and management, the Company's objective has been to acquire a company that will have experienced management and opportunities for growth in exchange for its securities.

General Business Plan

       The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

      The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

       In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

        It   is  anticipated  that  any  securities  issued  in  any  such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, or which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

       While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

       As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

       With respect to any merger or acquisition and depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with assets and expectations of growth. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

       The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such
agreements    will   require                                          some
specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

       As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Proposed Transaction

       On March 1, 2004, the Company entered into a Letter of Intent to acquire Advanced Aluminium Group ("AAG"), a diversified producer of aluminium extrusions and manufactured parts located in the United Kingdom. The Company shall acquire all of the issued and outstanding common shares of AAG in exchange for MITR's issuance to the shareholders of AAG common shares of MITR representing 90% of the issued and outstanding common shares of MITR after giving effect to the acquisition. At the close of the transaction, it is contemplated that a new board of directors will be designated by the AAG shareholders and that such Board will include one member to be designated by the current principal shareholder of MITR. MITR's acquisition of AAG is subject to the negotiation and execution of a definitive acquisition agreement. The transaction is presently expected to close by the end of April 2004.

       Formed in 2003, AAG brought together several well-established companies in order to provide complete one-stop aluminium extrusion services. AAG operates through the following wholly owned subsidiaries:


          Since 1965, Seco Aluminium Limited ("Seco") has been a leading provider of aluminium extrusion design and production services
          and   specializes  in  meeting  just-in-time  delivery schedules.
          Seco provides complete supply-chain management including component design, fabrication, warehousing and delivery. Seco currently has 130 employees.

          WHJ Fagg and Son, formed in 1965, provides precision engineering, tool making and volume production of machined aluminium components primarily for the automotive industry. It currently has 60 employees.

          Extrusions Direct, a division of Seco, specializes in extrusion design, aluminium forming and machining, and aluminium welding and provides complete product manufacturing, assembly, warehousing and delivery.

          Climatix specializes in the architectural design and manufacturing of heating and ventilating air conditioning systems.

       Aluminium is a high strength, lightweight, corrosive resistant, structural material that continues to replace steel, wood and other traditional materials due to its design versatility, low cost tooling and recycling ability. Aluminium extrusions are used by AAG's customers in a variety of products and industries including aerospace, automotive, hospitals, railway coaches and architectural applications (doors, windows and conservatories).

      AAG's companies are ISO accredited and its facilities are located in Essex, United Kingdom. It is presently negotiating for the purchase of a new factory in the Czech Republic in order to supply new and existing clients whose manufacturing facilities are located in the Czech Republic and southern Poland.

       The Company's proposed acquisition of AAG is subject to the satisfactory completion of due diligence and the negotiation and execution of a definitive acquisition agreement. There can be no assurance that the proposed transaction will be successfully completed.

Competition

      The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined, extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940

       Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company believes that, currently, it is exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

                                  RISK FACTORS

The Company's majority stockholder has the ability to effectively control substantially all actions taken by stockholders.

       The Keating Reverse Merger Fund, LLC ("KRM") owns 2,000,000 shares of the Company's common stock and controls approximately 80% of the aggregate voting power of all outstanding shares. Accordingly, KRM can effectively control substantially all actions taken by the Company's stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of the common stock.

The price of the Company's common stock has been volatile and could continue to fluctuate in the future.

       The market price for shares of the Company's common stock has been volatile and has fluctuated substantially. Broad market fluctuations, general economic and political conditions and the discontinuance of the Company's operations may also adversely affect the market price of the common stock.

Scarcity of, and competition for business opportunities and combinations.

       The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

The Company has not executed any formal agreement for a business combination or other transaction and no standards for business combinations.

       The Company has not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter in to a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Reduction of percentage share ownership following business combination and possible dilution.

       The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company. In addition, any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of the shares held by the Company's then shareholders, including significant reverse stock splits.

The Company does not anticipate paying cash dividends on its common stock.

       The Company does not anticipate paying any cash dividends on the common stock in the foreseeable future.

Employees

      Since November 4, 2003 the Company has not employed any persons. The executive officers of the Company are not paid any amounts by the Company in connection with the services performed for the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

       In November 2003, the Company's offices were relocated to office space supplied by its President at 936A Beachland Blvd, Suite 13, Vero Beach, Florida 32963. This space is provided to the Company on a rent-free basis by the Company's President, and it is anticipated that this arrangement will remain until such time as the Company consummates a merger or acquisition. Management believes that their arrangement will meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The last reported sales price of the Company's common stock was $.01 on January 3, 2003. As of March 29, 2004, there were approximately 52 holders of record of the Company's stock.

       The Company has never paid any dividends to its common stock shareholders. Additionally, the Company does not intend to pay or declare any future cash dividends or special payments of cash, stock or to make any other distributions.

Sale of Unregistered Securities During the Year Ended December 31, 2003

       In November 2003, the Company sold 1,000,000 shares of its common stock to one entity for cash of $50,000. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933 (the "Act"). The entity to whom the shares were issued had access to complete information concerning the Company. The certificate for the shares contains a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the Act or pursuant to an exemption from registration under the Act. There was no underwriter involved in the issuance of the 1,000,000 shares.

ITEM 6. MANAGEMENTS DISCUSSIION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

      Micro Interconnect Technology, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 11, 1998. The Company was formed to design, develop and commercially exploit technology intended to improve the process and reduce the cost of producing printed circuit boards.

       Effective November 4, 2003, the Company discontinued its operations when it transferred to its wholly owned subsidiary, Epic Research Company, Inc. ("EPIC"), a New Hampshire corporation, all of its assets and operations in exchange for the Epic's assumption of, and indemnification of the Company from, all of the Company's liabilities and obligations (the "Transfer") pursuant to the Asset Transfer and Assumption of Liabilities Agreement. Following the Transfer, all of the shares of Epic's common stock, no par value ("Epic Common Stock") held by the Company were distributed to a trust, which distributed the Epic Common Stock shares to the holders of the Company's common stock. As a result of the Transfer and the Distribution, Epic now operates independently from the Company and as a successor to the Company's business and operations.

Results of Operations
---------------------
      The Company had no sales from continuing operations for the years ended December 31, 2003 or December 31, 2002.

      The Company had no cost of goods sold from continuing operations for the years ended December 31, 2003 or December 31, 2002.

       Total operating costs for the twelve months ended December 31, 2003 decreased by $113,861 to $98,638 compared with $212,499 in the prior year. The year-to-year reduction in operating expense is a result of the Company discontinuing its operations. The Company's objective has been to sustain the minimum operating costs of the Company until such time an appropriate acquisition can be completed.

       Interest expense for the year ended December 31, 2003 was $6,804 compared to $4,738 in the prior year.

Liquidity

      The Company's major shareholder has provided the Company with its financial resources. The shareholder has agreed to provide continuous support to enable the Company to satisfy its working capital requirements until the Company changes control it develops its own business and revenue. Without outside funding the Company is totally dependant upon its major shareholder.

ITEM 7.  FINANCIAL STATEMENTS













                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2003                 2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on February 11, 1998
            through December 31, 2003                       3


        -  Statement of Stockholders' Equity,
            from inception on February 11, 1998
            through December 31, 2003                     4 - 5


        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on February 11, 1998
            through December 31, 2003                     6 - 7


        -  Notes to Financial Statements                  8 - 16

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
MICRO INTERCONNECT TECHNOLOGY, INC.
Vero Beach, Florida

We have audited the accompanying balance sheet of Micro Interconnect Technology, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception on February 11, 1998 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Micro Interconnect Technology, Inc. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on February 11, 1998 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 9 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Pritchett, Siler & Hardy, P.C.

February 2, 2004
(except for Note 13, as to which the date is March 1, 2004)
Salt Lake City, Utah

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS

                                                      December 31,
                                                          2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   31,930
                                                       ___________
        Current Assets                                     31,930
                                                      ___________
                                                       $   31,930
                                                     _____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,
                                                          2003
                                                      ___________
CURRENT LIABILITIES:
  Accounts payable                                     $      780
  Accrued payroll and taxes                                   598
                                                      ___________
        Total Current Liabilities                           1,378

                                                      ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,500,000 shares issued and
   outstanding                                              2,500
  Capital in excess of par value                          623,875
  Deficit accumulated during the
   development stage                                    (595,823)
                                                      ___________
        Total Stockholders' Equity                         30,552
                                                      ___________
                                                       $   31,930
                                                     _____________




 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                        For the      From Inception
                                       Year Ended   on February 11,
                                      December 31,   1998, Through
                                ______________________December 31,
                                    2003       2002       2003
                                ___________ __________ __________

REVENUES                         $        -  $       -  $       -
                                ___________ __________ __________

EXPENSES:
  General and administrative         27,216          -     27,216
                                ___________ __________ __________
LOSS BEFORE INCOME TAXES           (27,216)          -   (27,216)

CURRENT TAX EXPENSE                       -          -          -

DEFERRED TAX EXPENSE                      -          -          -
                                ___________ __________ __________
LOSS FROM CONTINUING OPERATIONS    (27,216)          -   (27,216)
                                ___________ __________ __________

DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued
    patent licensing business (including
    gain on disposal of $319,778, $0, and
     $319,778, respectively         243,086  (214,015)  (568,607)
  Income tax benefit (expense)            -          -          -
                                ___________ __________ __________
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS           243,086  (214,015)  (568,607)
                                ___________ __________ __________

NET INCOME (LOSS)                   215,870  (214,015)  (595,823)
                               __________________________________

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                  (.02)      -        (.02)
  Operations of discontinued patent
     licensing business                  .17      (.16)      (.46)
  Gain (loss) on disposal of discontinued
     operations                           -         -          -
                                ___________ __________ __________
INCOME (LOSS) PER SHARE          $      .15  $    (.16) $    (.48)
                                __________________________________



The accompanying notes are an integral part of these financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2003


                                                                     Deficit
                                                        Capital    Accumulated
                    Preferred Stock     Common Stock       in       During the
                    _______________  _________________   Excess        the
                                                         of Par    Development
                    Shares   Amount    Shares   Amount    Value       Stage
                    ______  _______  _________  ______  ________    __________

BALANCE,
 February 11, 1998       -  $     -          -  $    -  $      -    $       -

Issuance of
 1,000,000 shares
 of common stock
 for cash at $.01
 per share,
 February 1998           -        -  1,000,000   1,000     9,000            -

Net loss for
 the period ended
 December 31, 1998       -        -          -       -         -       (1,156)
                    ______  _______  _________  ______  ________    __________
BALANCE,
 December 31, 1998       -       -   1,000,000   1,000     9,000       (1,156)

Issuance of 150,000
 shares of common
 stock for cash at
 $2.00 per share
 net of stock
 offering costs
 of $35,935,
 May 1999                -       -     150,000     150   263,915            -

Net loss for
 the year ended
 December 31, 1999       -       -           -       -         -     (108,028)
                    ______  _______  _________  ______  ________    __________
BALANCE,
 December 31, 1999       -       -   1,150,000   1,150   272,915     (109,184)

Issuance of 45,250
 warrants to
 purchase common
 stock for cash of
 $225 and services
 rendered valued
 at $227, or $.01
 per warrant,
 February 2000           -       -          -       -       452             -

Issuance of 116,450
 shares of common
 stock through the
 exercise of warrants
 at $2.50 per share,
 June 2000               -       -    116,450     117   290,993             -

Net loss for
 the year ended
 December 31, 2000       -       -          -       -         -      (279,375)


                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON FEBRUARY 11, 1998

                         THROUGH DECEMBER 31, 2003

                                [Continued]


                                                                     Deficit
                                                        Capital    Accumulated
                    Preferred Stock     Common Stock       in       During the
                    _______________  _________________   Excess        the
                                                         of Par    Development
                    Shares   Amount    Shares   Amount    Value       Stage
                    ______  _______  _________  ______  ________    __________
BALANCE,
 December 31, 2000       -       -   1,266,450   1,267   564,360     (388,559)

Net loss for
 the year ended
 December 31, 2001       -       -           -       -         -     (209,119)
                    ______  _______  _________  ______  ________    __________
BALANCE,
 December 31, 2001       -       -   1,266,450   1,267   564,360     (597,678)

Issuance of 50,650
 shares of common
 stock for services
 rendered related
 to a proposed
 stock offering
 valued at $1,603,
 or approximately
 $.032 per share,
 April 2002              -        -     50,650      50     1,553            -

Net loss for
 the year ended
 December 31, 2002       -        -          -       -         -     (214,015)
                    ______  _______  _________  ______  ________    __________
BALANCE,
 December 31, 2002       -        -  1,317,100   1,317   565,913     (811,693)

Issuance of
 1,000,000 shares
 of common stock
 for cash at $.05
 per share,
 November 2003           -        -  1,000,000   1,000    49,000            -

Issuance of 182,900
 shares of common
 stock for services
 rendered valued at
 $9,145 or $.05 per
 share, November 2003    -        -    182,900     183     8,962            -

Net income for
 the year ended
 December 31, 2003       -        -          -       -         -      215,870
                    ______  _______  _________  ______  ________    __________
BALANCE,
 December 31, 2003       -  $     -  2,500,000  $2,500  $623,875    $(595,823)
                    ______  _______  _________  ______  ________    __________






 The accompanying notes are an integral part of this financial statement.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                           For the         From Inception
                                          Year Ended       on February 11,
                                         December 31,       1998 Through
                                      ____________________  December 31,
                                        2003       2002        2003
                                      _________  _________   __________
Cash Flows from Operating Activities:
 Net income (loss)                    $215,870  $(214,015)   $(595,823)
 Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
   Amortization expense                      -          -          486
   Bad debt expense                          -        555          555
   Depreciation expense                    870      1,160        4,900
   Non-cash services paid by
    issuance of warrants                     -          -          227
   Non-cash services paid by
    issuance of common stock             9,145          -        9,145
   Non-cash expenses                         -     11,819       11,819
   Non-cash gain on disposal
    of discontinued operations        (320,417)         -     (320,417)
   Changes in assets and liabilities:
     (Increase) in
       accounts receivable                (770)      (565)      (1,335)
     Decrease in accrued
       interest receivable                   -         19            -
     Decrease in prepaid expenses            -        885            -
     (Increase) in refundable deposits       -          -         (800)
     Increase (decrease) in
       accounts payable                (18,539)    17,508        2,325
     Increase in accounts
       payable - related party          12,616     16,903       35,246
     Increase in other accrued
       liabilities                      46,230     66,920      151,061
     Increase (decrease) in
       unearned revenue                   (325)       325            -
                                      _________  _________   __________
     Net Cash (Used) by
      Operating Activities             (55,320)   (98,486)    (702,611)
                                      _________  _________   __________
Cash Flows from Investing Activities:
 Payments for organization costs             -          -         (486)
 Payments for property and equipment         -          -       (6,157)
                                      _________  _________   __________
     Net Cash (Used) by
      Investing Activities                   -          -       (6,643)
                                      _________  _________   __________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance    50,000          -      651,110
 Payments of stock offering costs            -     (4,165)     (46,151)
 Proceeds from sale of warrants              -          -          225
 Proceeds from notes payable            36,000     75,000      136,000
                                      _________  _________   __________
     Net Cash Provided by
      Financing Activities              86,000     70,835      741,184
                                      _________  _________   __________
Net Increase (Decrease) in Cash         30,680    (27,651)      31,930

Cash at Beginning of Period              1,250     28,901            -
                                      _________  _________   __________
Cash at End of Period                 $ 31,930   $  1,250    $  31,930
                                      _________  _________   __________


                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Continued]

                                           For the         From Inception
                                          Year Ended       on February 11,
                                         December 31,       1998 Through
                                      ____________________  December 31,
                                        2003       2002        2003
                                      _________  _________   __________
Supplemental Disclosures of
 Cash Flow Information:

 Cash paid during the period for:
   Interest                            $      -   $      -    $      39
   Income taxes                        $      -   $      -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the year ended December 31, 2003:
   In November 2003, the Company effected the disposal of its discontinued operations by transferring assets of $3,476 (including cash of $639) and liabilities of $323,254 into Epic Research Company, Inc. and then distributing all the shares of the common stock of Epic Research Company, Inc. held by the Company to the Company's shareholders.

   In November 2003, the Company issued 182,900 shares of common stock for services rendered valued at $9,145.

 For the year ended December 31, 2002:
   In April 2002, the Company issued 50,650 shares of common stock for services rendered related to a proposed stock offering valued at $1,603.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Micro Interconnect Technology, Inc. ("the Company") was organized under the laws of the State of Nevada on February 11, 1998. The Company had planned to license internally developed patented processes that would improve the production of printed circuit boards. The Company discontinued its patent licensing business effective November 04, 2003 [See Note 2] and is currently considering other business opportunities. The Company has not generated any significant revenue from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Epic Research Company, Inc. was organized as a wholly owned subsidiary under the laws of the State of New Hampshire on June 10, 2003. In November 2003, the Company transferred to Epic Research Company, Inc. all of its assets in exchange for Epic's assumption of, and indemnification of all of the Company's obligations and liabilities at that time. In November 2003, the Company distributed to its shareholders, on a pro rata basis, all shares of capital stock of Epic Research Company, Inc. held by the Company.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company was developing processes to lower the costs of production of printed circuit boards. The Company did not generate any revenues from licensing its processes and technology. The Company had planned to recognize revenue from the licensing of its processes and technologies over the term of the license. As the Company had been testing its processes, circuit boards were produced as a byproduct and sold. The Company had been recognizing revenue from the sale of circuit boards upon delivery of the product.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended December 31, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

  Stock Based Compensation - Stock-Based Compensation - The Company has two stock-based employee compensation plans [See Note 4]. The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to the Company's stock-based employee compensation.


                                                  For the      From Inception
                                                 Year Ended   on February 11,
                                                 December 31,   1998, Through
                                             ___________________ December 31,
                                                2003      2002       2003
                                             ________  _________  _________
  Net income, as reported                     215,870  (214,015)  (595,823)
  Add: Stock-based employee compensation
    expense included in reported net income         -         -        452
  Deduct: Total stock-based employee
    compensation expense determined                 -         -   (247,354)
    under fair value based method
                                             ________  _________  _________
  Pro forma net loss                          215,870  (214,015)  (842,725)
                                             ________  _________  _________

Loss per common share as reported                 .15      (.16)      (.48)
Loss per common share as reported                 .15      (.16)      (.69)

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Research and Development - Research and development costs are expensed as incurred [See Note 5].

  Debt Extinguishment - The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 8].

  Income (loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 11].

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

  Reclassification  - The financial statements for years prior  to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

   On November 04, 2003, the Company discontinued its patent licensing business and the Company's President resigned. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2003, the Company had no assets or liabilities associated with its discontinued patent licensing business. The Company effected the disposal of itsdiscontinued operations by transferring all the assets and liabilities into Epic Research Company, Inc. and then distributing all the shares of the common stock of Epic Research Company, Inc. held by the Company to the Company's shareholders.

   The following is a summary of the results of operations of the Company's discontinued patent licensing business:

                                             For the         From Inception
                                            Year Ended       on February 11,
                                           December 31,       1998 through
                                      ___________________    December 31,
                                         2003     2002            2003
                                      _________  __________    __________
    Revenue                           $  1,550    $  3,131     $  17,373
    Cost of goods sold                     (16)        (31)       (4,723)
    Selling                                  -           -        (1,235)
    General and administrative         (14,534)    (84,555)     (266,353)
    Research and development           (56,888)   (127,944)     (641,864)
    Interest expense                    (6,804)     (4,738)      (11,603)
    Interest income                          -         122        20,020
    Gain on Disposal                   319,778           -       319,778
                                      _________  __________    __________
    Net Income (loss)                 $243,086   $(214,015)    $(568,607)
                                      _________  __________    __________

NOTE 3 - PROPERTY AND EQUIPMENT

  On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal, the Company's property and equipment, which had been transferred to Epic Research Company, Inc., was disposed of in the distribution of the common stock of Epic Research Company, Inc. For the years ended December 31, 2003 and 2002, depreciation expense amounted to $870 and $1,160, respectively.

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. In November 2003, the Company issued 182,900 shares of its previously authorized but unissued common stock for services rendered valued at $9,145 (or $.05 per share).

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  In November 2003, the Company issued 1,000,000 shares of it's previously authorized but unissued common stock for cash of $50,000 (or $.05 per share).

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

  In February 1998, in connection with its organization, the Company issued 1,000,000 shares of it's previously authorized but unissued common stock for cash of $10,000 (or $.01 per share).

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February 2000, 45,250 warrants were issued for cash of $225 and services rendered valued at $227, or $.01 per warrant. The warrants were exercisable for five years. In September and October 2003, 44,000 of the warrants were forfeited. As of December 31, 2003, none of these warrants were still outstanding. A summary of the status of the warrants is presented below:

                                      For the year          From Inception on
                                   Ended December 31,       February 11, 1998
                               _____________________________     Through
                                    2003           2002     December 31, 2003
                               ______________  ______________  ______________
                                      Weighted        Weighted       Weighted
                                      Average         Average        Average
                                      Exercise        Exercise       Exercise
                               Shares  Price   Shares  Price   Shares  Price
                               _______ ______  _______ ______  _______ ______
   Outstanding at
    beginning of period         44,000 $ 2.50   44,000 $ 2.50        - $    -
   Granted                           - $    -        - $    -   49,250 $ 2.50
   Exercised                         - $    -        - $    -    1,250 $ 2.50
   Forfeited                    44,000 $ 2.50        - $    -   48,000 $ 2.50
   Expired                           - $    -        - $    -        - $    -
                               _______ ______  _______ ______  _______ ______
   Outstanding at
    end of period                    - $ 2.50   44,000 $ 2.50        - $ 2.50
                               _______ ______  _______ ______  _______ ______
   Weighted average
    fair value of
    options granted
    during the  period               - $    -        - $    -   49,250 $ 3.81
                               _______ ______  _______ ______  _______ ______

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

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

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At December 31, 2003, total awards available to be granted under the Plan amounted to 1,000,000 shares.

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

  A summary of the status of the options granted under the Company's Stock Option plan at December 31, 2003 is presented below:

                                        For the Year        From Inception on
                                     Ended December 31,     February 11, 1998
                               ______________________________    Through
                                    2003            2002    December 31, 2003
                               ______________  ______________  ______________
                                      Weighted        Weighted       Weighted
                                      Average         Average        Average
                                      Exercise        Exercise       Exercise
                               Shares  Price   Shares  Price   Shares  Price
                               _______ ______  _______ ______  _______ ______
   Outstanding at
    beginning of period         30,000 $ 2.00   30,000 $ 2.00        - $    -
   Granted                           -      -        -      -   30,000   2.00
   Exercised                         -      -        -      -        -      -
   Forfeited                    30,000   2.00        -      -   30,000   2.00
   Expired                           -      -        -      -        -      -
                               _______ ______  _______ ______  _______ ______
   Outstanding at
    end of period                    - $    -   30,000 $ 2.00        - $    -
                               _______ ______  _______ ______  _______ ______
   Weighted average
    fair value of
    options granted
    during the  period               - $    -        - $    -   30,000 $ 1.99
                               _______ ______  _______ ______  _______ ______

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RESEARCH AND DEVELOPMENT

     The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $56,888 and $127,944 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - GAIN ON FORGIVENESS OF DEBT

     In  September 2003, a former employee of the Company forgave $17,417 in
     compensation  which  had been previously  accrued but not  paid.   This
     amount is inclueded in discontinued operations.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Notes Payable - On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal the Company's notes payable, which had been transferred to Epic Research Company Inc., was disposed of in the distribution of the common stock of Epic Research Company, Inc. For the years ended years ended December 31, 2003 and 2002 interest expense amounted to $6,804 and $4,738, respectively.

     Stock Warrants - In 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved for sale, 30,250 were to directors. As of December 31, 2003, all of the warrants had been exercised or forfeited.

     License Agreement - On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal the license agreement entered into with a former officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and its territories and possessions was transferred to Epic Research Company, Inc. The Company paid a royalty of 1% of gross sales and receipts for the rights. During the years ended December 31, 2003 and 2002, the Company incurred costs of $11,830 and $12,642, respectively, to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2018. The Company expensed these costs as incurred. For the years ended December 31, 2003 and 2002, the Company had royalty expense of $16 and $31, respectively.

     Management Compensation - For the twelve months ended December 31, 2003 and 2002, the Company paid approximately $1,200 and $2,000, respectively, as salary to the former President. At December 31, 2003, the Company has accrued salary payable to its president of $0.

     Rent Agreement - The Company rents office space from a related party on a month-to-month basis. For the nine months ended December 31, 2003 and 2002 rent expense amounted to $12,600 and $16,800, respectively.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003, an operating loss carryforward of approximately $791,000, which may be applied against future taxable income and which expires in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $311,000 and $334,000 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $(23,000).

NOTE 9 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 - FINANCING AGREEMENT

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share:

                                          For the        From Inception
                                         Year Ended      on February 11,
                                        December 31,      1998 Through
                                   _____________________   December 31,
                                      2003       2002         2003
                                   _________   _________    _________
 Income (loss) from
 continuing operations
 (numerator)                      $  (27,216)  $       -    $ (27,216)

 Income (loss) from
 discontinued operations
 (numerator)                         243,086    (214,015)    (568,607)
                                   _________   _________    _________
 Income (loss) available
 to common shareholders
 (numerator)                       $ 215,870   $(214,015)   $(595,823)
                                   _________   _________    _________

 Weighted average number
 of common shares
 outstanding used in
 loss per share for the
 period  (denominator)             1,466,178   1,302,529    1,229,938
                                   _________   _________    _________



  Dilutive income (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted income (loss) per share.

NOTE 12 - CONTINGENCIES

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

NOTE 13 - SUBSEQUENT EVENT

  Letter of Intent - In March 1, 2004, the Company signed a Letter of Intent to acquire all of the issued and outstanding common stock of Advanced Aluminium Group ("AAG") by issuing enough common stock to amount to approximately 90% of the post-acquisition common stock. Final consummation of the acquisition in not guaranteed and is subject to the negotiation and execution of a definitive acquisition agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUINTING AND FINANACIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

Changes in Internal Controls

      There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Limitations on the Effectiveness of Controls

      Management of the Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation or controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


                             PART III


ITEM 9.  DIRECTORS AND EXECUTICE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the Company's directors and executive officers.

  -----------------   -----------------------------    ---- -------------
                                                             Year Became a
  Name                  Principal Occupation            Age     Director
  -----------------   -----------------------------    ---- -------------
  Kevin R. Keating     President, Chief Financial       64       2003
                       Officer, Secretary and Director


       Kevin R. Keating Mr. Keating has served as the president, secretary and chief financial officer of the Company since November 2003. Mr. Keating is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation ("Brookstreet"). Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors.

Committees

      Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.

ITEM 10.  EXECUTIVE COMPENSATION.

       Mr. Kevin R. Keating, the Company's President and Chief Financial Officer was not paid any compensation in 2003. No compensation was paid to any other officer during the last fiscal year.

       No bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation (as defined in the proxy regulations of the Securities and Exchange Commission) were awarded to, earned by, or paid to the Chief Executive Officer during any of the Company's last two fiscal years.

       The Company's Articles of Incorporation includes provisions to indemnify its officers and directors against damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided, however, that the liability of such officers and directors shall only be indemnified if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

      Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMNT

       The following table sets forth certain information regarding the ownership of the Company's common stock as of March 29, 2004 by: (a) each person known by the Company to be the beneficial owner of more than five percent of its common stock; (b) each director of the Company; and (c) all officers and directors of the Company as a group.


                                          ------------      -------------
                                            Amount
       Name and Address of                Beneficially       Percent of
        Beneficial Owner                     Owned              Class
                                          ------------      -------------
    Keating Reverse Merger Fund, LLC. (1)   2,000,000          80.0%
        5251 DTC Parkway, Suite 1090
        Greenwood Village CO 80111
    Kevin R. Keating (1)                      137,175           5.5%
        936A Beachland Blvd, Suite 13
        Vero Beach, FL 32963

     All officers and directors               137,175           5.5%
       as a Group (1 person)



(1) Mr. Keating is the father of Timothy J. Keating, the Managing Partner of the Keating Reverse Merger Fund, LLC ("KRM"). Mr. Kevin Keating has no ownership interest in KRM.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November, 2003, the Company issued 137,175 shares of its restricted common stock to its President in consideration of services rendered to the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: See Exhibit Index

Reports on Form 8-K:

      On November 4, 2003 we filed a Current Report on Form 8-K in which we described a change in control


EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------
-----------------------------------------------------------------------

Exhibit 31.        Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 Certification by the Chief Executive Officer and its Chief Financial Officer Relating to
                   Periodic Report Containing Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

       The aggregate fees billed for professional services rendered by Pritchett, Silver & Hardy, P.C., for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $10,697 and $6,829, respectively.


Audit Related Fees

None.

Tax Fees

None

All Other Fees

None.

Audit Committee Policies and Procedures

The Company does not have an audit committee.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MICRO INTERCONNECT TECHNOLOGY, INC.

/s/ Kevin R. Keating             President, Secretary
    Kevin R. Keating             Chief Financial
                                 Officer and Director       March 29, 2004