Form 10QSB
period 2004-03-31
MICRO INTERCONNECT TECHNOLOGY INC
filed 2004-05-17
CIK 1061819

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                FORM 10-QSB

 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                   1934

               For the quarterly period ended March 31, 2004

                     Commission file number 333-52721

                    MICRO INTERCONNECT TECHNOLOGY, INC.
              (Name of Small Business Issuer in Its Charter)

     Nevada                                    2-0497440
(State or Other Jurisdicti             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          936A Beachland Blvd., Suite 13, Vero Beach, FL        32963
            (Address of Principal Executive Offices)          (Zip Code)

                              (772) 231-7544
               (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]           No [ ]

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]           No [ ]

The number of shares of the issuer's common stock outstanding as of March 31, 2004 was 2,500,000 shares, par value $.001 per share.

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements




                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -  Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003          2 - 3


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and from inception on February 11,
            1998 through March 31, 2004                     4


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and from inception on February 11,
            1998 through March 31, 2004                     5


        -  Notes to Unaudited Condensed Financial
            Statements                                    6 - 15

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                             March 31,  December 31,
                                                2004        2003
                                            ___________ ___________
CURRENT ASSETS:
  Cash                                      $    26,524 $    31,930
  Accounts receivable, net of
    allowance for doubtful accounts
    of $835 and $555, respectively                    -           -
                                            ___________ ___________
        Total Current Assets                     26,524      31,930


OTHER ASSETS                                          -           -
                                            ___________ ___________

                                            $    26,524 $    31,930
                                            ___________ ___________
















                                [Continued]

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             March 31,  December 31,
                                                2004        2003
                                            ___________ ___________
CURRENT LIABILITIES:
  Accounts payable                          $     2,255 $       780
  Accrued payroll and taxes                       1,426         598
                                            ___________ ___________
        Total Current Liabilities                 3,681       1,378


CONTINGENCIES [See Note 4]                            -           -
                                            ___________ ___________

        Total Liabilities                         3,681       1,378
                                            ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                   -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,500,000 shares issued and
   outstanding                                    2,500       2,500
  Capital in excess of par value                623,875     623,875
  Deficit accumulated during the
   development stage                           (603,532)   (595,823)
                                            ___________ ___________
        Total Stockholders' Equity
          (Deficit)                              22,843      30,552
                                            ___________ ___________

                                            $    26,524 $    31,930
                                            ___________ ___________













NOTE:   The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                        For the Three     From Inception
                                         Months Ended     on February 11,
                                          March 31,        1998, Through
                                    ____________________      March 31,
                                       2004       2003          2003
                                    _________  _________  ______________

REVENUES                            $       -  $       -  $            -
                                    _________  _________  ______________

EXPENSES:
  General and administrative            7,709          -          34,925
                                    _________  _________  ______________
LOSS BEFORE INCOME TAXES               (7,709)         -         (34,925)

CURRENT TAX EXPENSE                         -          -               -

DEFERRED TAX EXPENSE                        -          -               -
                                    _________  _________  ______________
LOSS FROM CONTINUING OPERATIONS        (7,709)         -         (34,925)
                                    _________  _________  ______________

DISCONTINUED OPERATIONS:
  Income (loss) from operations
    of discontinued patent
    licensing business
    (including gain on disposal
    of $0, $0 and $319,778,
    respectively)                           -    (48,096)       (568,607)
  Income tax benefit (expense)              -          -               -
                                    _________  _________  ______________
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                   -    (48,096)       (568,607)
                                    _________  _________  ______________

NET INCOME (LOSS)                      (7,709)   (48,096)       (603,532)
                                    _________  _________  ______________

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                  (.00)         -            (.02)
  Operations of discontinued
    patent licensing business               -          -            (.46)
  Gain (loss) on disposal of
    discontinued operations                 -       (.04)              -
                                    _________  _________  ______________
INCOME (LOSS) PER SHARE             $    (.00) $    (.04) $         (.48)
                                    _________  _________  ______________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                        For the Three     From Inception
                                         Months Ended     on February 11,
                                          March 31,        1998 Through
                                    ____________________     March 31,
                                       2004       2003          2004
                                    _________  _________  ______________
Cash Flows from Operating
  Activities:
 Net income (loss)                  $  (7,709) $ (48,096) $     (603,532)
 Adjustments to reconcile net
   income (loss) to net cash
   used by operating activities:
  Amortization expense                      -          -             486
  Bad debt expense                          -          -             555
  Depreciation expense                      -        290           4,900
  Non-cash services paid by
    issuance of warrants                    -          -             227
  Non-cash services paid by
    issuance of common stock                -          -           9,145
  Non-cash expenses                         -          -          11,819
  Non-cash gain on disposal of
    discontinued operations                 -          -        (320,417)
  Changes in assets and
    liabilities:
   (Increase) decrease in
     accounts receivable                    -       (335)         (1,335)
   (Increase) in refundable
     deposits                               -          -            (800)
   Increase (decrease) in
     accounts payable                   1,475      9,079           3,800
   Increase in accounts
     payable - related party                -      4,203          35,246
   Increase in other accrued
     liabilities                          828     14,961         151,889
                                    _________  _________  ______________
    Net Cash (Used) by
      Operating Activities             (5,406)   (19,898)       (708,017)
                                    _________  _________  ______________
Cash Flows from Investing
  Activities:
 Payments for organization costs            -          -            (486)
 Payments for property and
   equipment                                -          -          (6,157)
                                    _________  _________  ______________
     Net Cash (Used) by
       Investing Activities                 -          -          (6,643)
                                    _________  _________  ______________
Cash Flows from Financing
  Activities:
 Proceeds from common stock
   issuance                                 -          -         651,110
 Payments of stock offering
   costs                                    -          -         (46,151)
 Proceeds from sale of warrants             -          -             225
 Proceeds from notes payable                -     19,000         136,000
                                    _________  _________  ______________
     Net Cash Provided by
       Financing Activities                 -     19,000         741,184
                                    _________  _________  ______________
Net Increase (Decrease) in Cash        (5,406)      (898)         26,524

Cash at Beginning of Period            31,930      1,250               -
                                    _________  _________  ______________
Cash at End of Period               $  26,524  $     352  $       26,524
                                    _________  _________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $      -  $     -  $     39
   Income taxes                       $      -  $     -  $      -
Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2004 and 2003:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Revenue Recognition - The Company was developing processes to lower the costs of production of printed circuit boards. The Company did not generate any revenues from licensing its processes and technology. The Company had planned to recognize revenue from the licensing of its processes and technologies over the term of the license. As the Company tests its processes, circuit boards were produced as a byproduct and sold. The Company had been recognizing revenue from the sale of circuit boards upon delivery of the product.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the three months ended March 31, 2004 and 2003, advertising costs amounted to $0 and $0, respectively.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

                                        For the Three     From Inception
                                         Months Ended     on February 11,
                                           March 31,       1998, Through
                                    __________________       March 31,
                                       2004       2003         2004
                                    _________  _________  ______________
  Net loss, as reported             $  (7,709) $ (48,096) $     (603,532)
  Add: Stock-based employee
    compensation expense included
    in reported net income                  -          -             452
  Deduct: Total stock-based
    employee compensation expense
    determined under fair value
    based method                            -          -        (247,354)
                                    _________  _________  ______________
  Pro forma net loss                $  (7,709) $ (48,096) $     (850,434)
                                    _________  _________  ______________

  Loss per common share,
    as reported                     $    (.00) $    (.04) $         (.48)
  Loss per common share,
    pro forma                       $    (.00) $    (.04) $         (.66)


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

  Income (loss) Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 11].

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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in March 31, 2004 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On November 04, 2003, the Company discontinued its patent licensing business and the Company's President resigned. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At March 31, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued patent licensing business. The Company effected the disposal of its discontinued operations by transferring all the assets and liabilities into Epic Research Company, Inc. and then distributing all the shares of the common stock of Epic Research Company, Inc. held by the Company to the Company's shareholders.

  The following is a summary of the results of operations of the Company's discontinued patent licensing business:

                                          For the Three     From Inception
                                           Months Ended     on February 11,
                                            March 31,        1998 through
                                      ____________________     March 31,
                                         2004       2003         2004
                                      _________  _________  ______________
    Revenue                           $       -  $     300  $       17,373
    Cost of goods sold                        -         (3)         (4,723)
    Selling                                   -          -          (1,235)
    General and administrative                -    (26,617)       (266,353)
    Research and development                  -    (17,726)       (641,864)
    Interest expense                          -     (2,052)        (11,603)
    Interest income                           -          2          20,020
    Gain on Disposal                          -          -         319,778
                                      _________  _________  ______________
    Net Income (loss)                 $       -  $ (48,096) $     (568,607)
                                      _________  _________  ______________

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal, the Company's property and equipment, which had been transferred to Epic Research Company, Inc., was disposed of in the distribution of the common stock of Epic Research Company, Inc. For the three months ended March 31, 2004 and 2003, depreciation expense amounted to $0 and $290, respectively.

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred  Stock  -  The  Company has authorized  10,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and March 31, 2003.

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

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February
  2000,  45,250  warrants  were  issued for  cash  of  $225  and  services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. In September and October 2003, 44,000 of the warrants were forfeited. As of March 31, 2004, none of these warrants were still outstanding.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the warrants is presented below.

                                    For the Three Months    From Inception on
                                       Ended March 31,      February 11, 1998
                             _______________________________     Through
                                   2004            2003       March 31, 2004
                             _______________ _______________ _______________
                                    Weighted        Weighted        Weighted
                                    Average         Average         Average
                                    Exercise        Exercise        Exercise
                             Shares   Price  Shares   Price  Shares   Price
                             _______ _______ _______ _______ _______ _______
   Outstanding at beginning
     of period                44,000 $  2.50  44,000 $  2.50       - $     -
   Granted                         - $     -       - $     -  49,250 $  2.50
   Exercised                       - $     -       - $     -   1,250 $  2.50
   Forfeited                  44,000 $  2.50       - $     -  48,000 $  2.50
   Expired                         - $     -       - $     -       - $     -
                             _______ _______ _______ _______ _______ _______
   Outstanding at end
     of period                     - $  2.50  44,000 $  2.50       - $  2.50
                             _______ _______ _______ _______ _______ _______
   Weighted average fair
     value of options
     granted during the
     period                        - $     -       - $     -  49,250 $  3.81
                             _______ _______ _______ _______ _______ _______

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

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At March 31, 2004, total awards available to be granted under the Plan amounted to 1,000,000 shares.

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

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

  A summary of the status of the options granted under the Company's Stock Option Plan at March 31, 2004 is presented below.

                                    For the Three Months    From Inception on
                                        Ended March 31,     February 11, 1998
                             _______________________________     Through
                                   2004            2003       March 31, 2004
                             _______________ _______________ _______________
                                    Weighted        Weighted        Weighted
                                    Average         Average         Average
                                    Exercise        Exercise        Exercise
                             Shares   Price  Shares   Price  Shares   Price
                             _______ _______ _______ _______ _______ _______
   Outstanding at beginning
     of period                30,000 $  2.00  30,000 $  2.00       - $     -
   Granted                         - $     -       - $     -  30,000 $  2.00
   Exercised                       - $     -       - $     -       - $     -
   Forfeited                  30,000 $  2.00       - $     -  30,000 $  2.00
   Expired                         - $     -       - $     -       - $     -
                             _______ _______ _______ _______ _______ _______
   Outstanding at end of
     period                        - $     -  30,000 $  2.00       - $     -
                             _______ _______ _______ _______ _______ _______
   Weighted average fair
     value of options
     granted during the
     period                        - $     -       - $     -  30,000 $  1.99
                             _______ _______ _______ _______ _______ _______

  The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on June 15, 1999: risk-free rate of 6.12%, expected dividend yield of zero, expected lives of 7 years and expected volatility of 200%.

NOTE 5 - RESEARCH AND DEVELOPMENT

  The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $0 and
  $19,726   for  the  three  months  ended  March  31,  2004   and   2003,
  respectively.

NOTE 6 - GAIN ON FORGIVENESS OF DEBT

  In  September 2003, a former employee of the Company forgave $17,417  in
  compensation  which  had been previously accrued  but  not  paid.   This
  amount is included in discontinued operations.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal the Company's notes payable, which had been transferred to Epic Research Company Inc., was disposed of in the distribution of the common stock of Epic Research Company, Inc. For the three months ended March 31, 2004 and 2003 interest expense amounted to $0 and $2,052, respectively.

  Stock Warrants - In 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved for sale, 30,250 were to directors. As of March 31, 2004, all of the warrants had been exercised or forfeited.

                    MICRO INTERCONNECT TECHNOLOGY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  License Agreement - On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal the license agreement entered into with a former officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and its territories and possessions was transferred to Epic Research Company, Inc. The Company paid a royalty of 1% of gross sales and receipts for the rights. During the three months ended March 31, 2004 and 2003, the Company incurred costs of $0 and $11,380, respectively, to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2018. The Company expensed these costs as incurred. For the three months ended March 31, 2004 and 2003, the Company had royalty expense of $0 and $16, respectively.

  Management Compensation - For the three months ended March 31, 2004 and 2003, the Company paid approximately $0 and $0, respectively, as salary to the former Officers. At March 31, 2004, the Company has no accrued salary payable to its Officers.

  Rent Agreement - The Company rents office space from a related party on a month-to-month basis. For the three months ended March 31, 2004 and 2003, rent expense amounted to $0 and $4,200, respectively.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004, an operating loss carryforward of approximately $799,000, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $314,000 and $353,000 as of March 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2004 is approximately $(3,000).

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

NOTE 11 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                         For the Three     From Inception
                                          Months Ended     on February 11,
                                           March 31,        1998 Through
                                     ____________________     March 31,
                                        2004      2003          2004
                                     _________  _________  ______________
   Income (loss) from continuing
     operations (numerator)          $  (7,709) $       -  $      (34,925)
   Income (loss) from discontinued
     operations (numerator)                  -    (48,096)       (568,607)
                                     _________  _________  ______________
   Income (loss) available to
     common shareholders
     (numerator)                     $  (7,709) $ (48,096) $     (603,582)
                                     _________  _________  ______________

   Weighted average number of
     common shares outstanding
     used in loss per share for
     the period (denominator)        3,097,949  1,317,100       1,281,534
                                     _________  _________  ______________

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

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

     The Company was incorporated under the laws of the State of Nevada on February 11, 1998. The Company owned exclusive licenses to use innovative technology intended to improve the process and reduce the cost of producing printed circuit boards by eliminating several steps in the production process and by reducing both required materials and the use of costly hazardous chemicals.

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

      In view of the foregoing, Management came to the conclusion that the risk of failure was high because the Company could find it more difficult than anticipated to reduce the basic concept of the proprietary technology to industrial production. Accordingly, on November 4, 2003 the Company transferred to its wholly owned subsidiary, Epic Research Company, Inc. ("Epic") all of its assets and operations in exchange for Epic's assumption of, and indemnification of the Company from, all of the Company's liabilities and obligations (the "Transfer") pursuant to an Asset Transfer and Assumption of Liabilities Agreement. Following the Transfer, all of the shares of Epic's common stock, no par value held by the Company were distributed (the "Distribution") to a trust, which then distributed these shares to the holders of the Company's common stock. As a result of the Transfer and the Distribution, Epic now operates independently from the Company and as a successor to the Company's business and operations.

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

Proposed Transaction

      On March 1, 2004, the Company entered into a Letter of Intent to acquire Advanced Aluminium Group ("AAG"), a diversified producer of aluminium extrusions and manufactured parts located in the United Kingdom. The Company shall acquire all of the issued and outstanding common shares of AAG in exchange for the Company's issuance to the shareholders of AAG common shares of the Company representing 90% of its issued and outstanding common shares after giving effect to the acquisition. At the close of the transaction, it is contemplated that a new board of directors will be designated by the AAG shareholders and that such Board will include one member to be designated by the Company's current principal shareholder.

      The Company's proposed acquisition of AAG is subject to the satisfactory completion of due diligence and the negotiation and execution of a definitive acquisition agreement. There can be no assurance that the proposed transaction, which is expected to close by the end of May 2004, will be successfully completed.


ITEM 3 - Controls and Procedures

       The Company has had no employees since November 1996. As of March 31, 2004, to the extent applicable to a dormant company, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There are no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                        PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings - None

ITEM 2 - Changes in Securities - None

ITEM 3 - Defaults upon Senior Securities - None

ITEM 4 - Submission of Matters to a Vote of Security Holders - None

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

   Exhibit #                  Exhibit Title

     31                Certification pursuant to Rule 13a-14(a) and 15d-14(a)

     32                Certification pursuant to Section 1350 of Title 18 of
                          the United States Code

------------------

 (b)  Reports on Form 8-K

The following current report on Form 8-K was filed during the quarter ended March 31, 2004: Form 8-K dated March 12, 2004, reporting a Letter of Intent dated March 1, 2004 to acquire Advanced Aluminium Group.


                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO INTERCONNECT TECHNOLOGY, INC.

By:  /s/ KEVIN R. KEATING
    ----------------------
Name:  Kevin R. Keating
Title: Chief Executive Officer
       and Chief Financial Officer

Dated: May 13, 2004