Form 10QSB
period 2004-06-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2004-08-16
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                           FORM 10-QSB



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended: June 30, 2004

               Commission File Number:  333-52721


               MICRO INTERCONNECT TECHNOLGY, INC.
(Exact name of small business issuer as specified in its charter)


                Nevada                         02-0497440
   (State or other jurisdiction of   (IRS Employer Identification No.)
   incorporation or organization)


     936A Beachland Boulevard Suite 13, Vero Beach, FL 32963
            (Address of principal executive offices)


                         (772) 231-7544
                   (Issuer's telephone number)




Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No     .

As of July 7, 2004, there were 2,500,000 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
        Yes      No  X .

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements


      Unaudited Condensed Balance Sheets,
       June 30, 2004 and December 31, 2003                2 - 3


      Unaudited Condensed Statements of Operations,
       for the three and six months ended June 30, 2004
       and 2003 and from inception on February 11,
       1998 through June 30, 2004                           4


      Unaudited Condensed Statements of Cash Flows,
       for the six months ended June 30, 2004
       and 2003 and from inception on February 11,
       1998 through June 30, 2004                           5


      Notes to Unaudited Condensed Financial Statements    6-16



Item 2. Management's Discussion and Analysis of
       Financial  Condition  and  Results  of  Operations  17-22

Item 3. Controls and Procedures                             23


PART II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         Signatures                                         24

         Certifications

Part I - Financial Information

Item 1.  Financial Statements

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section  27A  of the Securities Act of 1933, as amended  (the
"Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Micro Interconnect Technology, Inc (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.








               MICRO INTERCONNECT TECHNOLOGY, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2004

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                              June 30,  December 31,
                                                2004        2003
                                            ___________ ___________
CURRENT ASSETS:
  Cash                                       $   25,730  $   31,930
                                            ___________ ___________

                                             $   25,730  $   31,930
                                            ___________ ___________


CURRENT LIABILITIES:
  Accounts payable                           $    4,356  $      780
  Accrued payroll and taxes                       1,443         598
                                            ___________ ___________
        Total Current Liabilities                 5,799       1,378


CONTINGENCIES [See Note 12]                           -           -
                                            ___________ ___________

        Total Liabilities                         5,799       1,378
                                            ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                   -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,500,000 shares issued and
   outstanding                                    2,500       2,500
  Capital in excess of par value                623,875     623,875
  Deficit accumulated during the
   development stage                           (606,444)   (595,823)
                                            ___________ ___________
        Total Stockholders' Equity (Deficit)     19,931      30,552
                                            ___________ ___________

                                             $   25,730  $   31,930
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

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on February 11,
                     ____________________  __________________   1998 Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________
REVENUE              $        - $       -  $      - $       -  $            -

EXPENSES:
  General and
   administrative         2,912         -    10,621         -         (37,837)
                     __________ _________  ________ _________  ______________

LOSS BEFORE
 INCOME TAXES            (2,921)        -   (10,621)        -         (37,837)

CURRENT TAX EXPENSE           -         -         -         -               -

DEFERRED TAX EXPENSE          -         -         -         -               -
                     __________ _________  ________ _________  ______________

LOSS FROM CONTINUING
  OPERATIONS             (2,912)        -   (10,621)        -         (37,837)
                     __________ _________  ________ _________  ______________


DISCONTINUED OPERATIONS:
  Income (loss)
   from operations of
   discontinued
   patent licensing
   business
   (including gain
   on disposal of $0,
   $0, $0, $0 and
   $319,778
   respectively)              -   (44,663)        -   (92,759)       (568,607)
  Income tax
   benefit (expense)          -         -         -         -               -
                     __________ _________  ________ _________  ______________

LOSS FROM DISCONTINUED
  OPERATIONS                  -         -         -   (92,759)       (568,607)
                     __________ _________  ________ _________  ______________


NET INCOME (LOSS)    $   (2,912)$ (44,663) $(10,621)$ (92,759) $     (606,444)
                     __________ _________  ________ _________  ______________

INCOME (LOSS) PER
 COMMON SHARE:
  Continuing
   operations        $     (.00)$       -  $   (.00)$       -  $         (.03)
  Discontinued
   operations                 -      (.03)        -      (.07)           (.43)
                     __________ _________  ________ _________  ______________
  Net Loss Per
   Common Share      $     (.00)$    (.03) $   (.00)$    (.07) $         (.46)
                     __________ _________  ________ _________  ______________













  The accompanying notes are an integral part of these unaudited condensed financial statements.

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Six Months   From Inception
                                           Ended June 30,      on February 11,
                                          __________________     1998 Through
                                             2004    2003      June 30, 2004
                                          ________ _________   ______________
Cash Flows from Operating Activities:
 Net income (loss)                        $(10,621)$ (92,759)  $     (606,444)
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
   Amortization expense                          -         -              486
   Bad debt expense                              -         -              555
   Depreciation expense                          -       580            4,900
   Non-cash services paid by
    issuance of warrants                         -         -              227
   Non-cash services paid by issuance
    of common stock                              -         -            9,145
   Non-cash expenses                             -         -           11,819
   Non-cash gain on disposal of
    discontinued operations                      -         -         (320,417)
   Changes in assets and liabilities:
     (Increase) in accounts receivable           -         -           (1,335)
     (Increase) in refundable deposits           -         -             (800)
     Increase in accounts payable            3,576    24,853            5,901
     Increase in accounts
      payable - related party                    -     8,406           35,246
     Increase in other accrued liabilities     845    30,162          151,906
     (Decrease) in unearned revenue              -      (325)               -
                                          ________ _________   ______________
     Net Cash (Used) by
      Operating Activities                  (6,200)  (29,083)        (708,811)
                                          ________ _________   ______________
Cash Flows from Investing Activities:
 Payments for organization costs                 -         -             (486)
 Payments for property and equipment             -         -           (6,157)
                                          ________ _________   ______________
     Net Cash (Used) by
      Investing Activities                       -         -           (6,643)
                                          ________ _________   ______________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -         -          651,110
 Payments of stock offering costs                -         -          (46,151)
 Proceeds from sale of warrants                  -         -              225
 Proceeds from notes payable                     -    29,500          136,000
                                          ________ _________   ______________
     Net Cash Provided by
      Financing Activities                       -    29,500          741,184
                                          ________ _________   ______________
Net Increase (Decrease) in Cash             (6,200)      417           25,730

Cash at Beginning of Period                 31,930     1,250                -
                                          ________ _________   ______________
Cash at End of Period                     $ 25,730 $   1,667   $       25,730
                                          ________ _________   ______________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $      - $       -   $           39
   Income taxes                           $      - $       -   $            -
Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2004 and 2003:
        None


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

  As a result of the asset transfer and the Distribution, the Company no longer has any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans is dependent on future events, there can be no assurance that future profitable operations will occur as planned.

  On March 1, 2004, the Company entered into a Letter of Intent pursuant to which it agreed to acquire all of the issued and outstanding common shares of Advanced Aluminium Group ("AAG") in exchange for the Company's issuance to the shareholders of AAG of common shares of the Company representing 90% of the issued and outstanding common shares of the Company after giving effect to the acquisition. The Company's acquisition of AAG was subject to the negotiation and execution of a definitive acquisition agreement. On May 18, 2004, the Company and AAG agreed to mutually terminate the Letter of Intent, effectively immediately, with no further obligations or liabilities on behalf of either party.

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  On May 25, 2004, the Company entered into a Letter of Intent pursuant to which it agreed to acquire all of the issued and outstanding common shares of Lanbo Financial Investment Group Co., Ltd ("Lanbo") in exchange for the Company's issuance to the shareholders of Lanbo of common shares of the Company representing 94% of the issued and outstanding common shares of the Company after giving effect to the acquisition. At the close of the transaction, it is contemplated that a new Board of Directors will be designated by the Lanbo shareholders and that the Board will include for a period of one (1) year following the Closing, a person designated by Keating Reverse Merger Fund, LLC, the current principal shareholder of the Company. The Company's acquisition of Lanbo is subject to the negotiation and execution of a definitive acquisition agreement. No assurance can be given that the parties will be able to satisfy the conditions precedent to the transaction.

  Lanbo focuses on the acquisition of state owned businesses in the People's Republic of China with the intent of continuing the operation of these enterprises as private ventures. In 2000, Lanbo acquired Xi'an Xinxing Real Estate Development Co., Ltd, a state owned business, which it now manages as a privately owned entity. Lanbo intends to concentrate on the acquisition of additional state owned businesses, which are primarily engaged in manufacturing, pharmaceuticals and infrastructure.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 and December 31, 2002 audited financial statements, as previously filed. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. For the six months ended June 30, 2004 and 2003, advertising costs amounted to $0 and $0, respectively.

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

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on February 11,
                     ____________________  __________________   1998 Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________
  Net loss, as
   reported          $   (2,912)$ (44,663) $(10,621)$ (92,759) $     (606,444)
  Add: Stock-based
   employee
   compensation
   expense included
   in reported
   net income                 -         -         -         -             452
  Deduct: Total
   stock-based
   employee
   compensation
   expense
   determined under
   fair value
   based method               -         -         -         -        (247,354)
                     __________ _________  ________ _________  ______________

  Pro forma net loss $   (2,912)$ (44,663) $(10,621)$ (92,759) $     (853,346)
                     __________ _________  ________ _________  ______________


  Loss per common
   share, as
   reported          $    (.00) $    (.03) $   (.00)$    (.07) $         (.46)
  Loss per common
   share,pro forma   $    (.00) $    (.03) $   (.00)$    (.07) $         (.64)

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

  Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in June 30, 2004 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On November 04, 2003, the Company discontinued its patent licensing business and the Company's President resigned. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At June 30, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued patent licensing business. The Company effected the disposal of its discontinued operations by transferring all the assets and liabilities into Epic Research Company, Inc. and then distributing all the shares of the common stock of Epic Research Company, Inc. held by the Company to the Company's shareholders.

  The following is a summary of the results of operations of the Company's discontinued patent licensing business:

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on February 11,
                     ____________________  __________________   1998 Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________

  Revenue            $        - $     325  $      - $     625  $       17,373
  Cost of goods sold          -        (3)        -        (6)         (4,723)
  Selling                     -         -         -         -          (1,235)
  General and
   administrative             -   (22,919)        -   (49,536)       (266,353)
  Research and
   development                -   (19,784)        -   (39,510)       (641,864)
  Interest expense            -    (2,283)        -    (4,335)        (11,603)
  Interest income             -         1         -         3          20,020
  Gain on Disposal            -         -         -         -         319,778
                     __________ _________  ________ _________  ______________
    Net Income (loss)$        - $ (44,663) $      - $ (92,759) $     (568,607)
                     __________ _________  ________ _________  ______________

NOTE 3 - PROPERTY AND EQUIPMENT

  On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal, the Company's property and equipment, which had been transferred to Epic Research Company, Inc., was disposed of in the distribution of the common stock of Epic Research Company, Inc. For the six months ended June 30, 2004 and 2003, depreciation expense amounted to $0 and $580, respectively.

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK, OPTIONS AND WARRANTS

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and June 30, 2003.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with $.001 par value. As of June 30, 2004, there were 2,500,000 shares of common stock issued and outstanding.

  In November 2003, the Company issued 137,175 shares of its common stock to Kevin R. Keating, the Company's sole officer and director for services rendered valued at $6,858.75, or $0.05 per share. In November 2003, the Company also issued 45,725 shares of its common stock to two outside consultants for services rendered valued at $2,286.25, or $0.05 per share.

  In order to fund the Company's working capital needs, in November 2003, the Company issued 1,000,000 shares of its common stock to Keating Reverse Merger Fund, LLC ("KRM Fund") for cash of $50,000, or $0.05 per share, for working capital purposes.

  In November 2003, KRM Fund, pursuant to a Stock Purchase Agreement, acquired from N. Edward Berg 1,000,000 shares of the
  Company's common stock. Effective as of the closing of the Stock Purchase Agreement, the then existing officers and directors of the Company resigned, and Kevin R. Keating was appointed as the sole Director, President, Treasurer and Secretary of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963. As of June 30, 2004, KRM Fund owns 2,000,000 shares of the Company's common stock, or 80% of the outstanding shares of the Company's common stock.

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

  Stock Warrants - During 1999, the Company approved the sale of 45,250 warrants to purchase common stock at $2.50 per share to various directors, consultants, and an attorney of the Company. In February 2000, 45,250 warrants were issued for cash of $225 and services rendered valued at $227, or $.01 per warrant. The warrants are exercisable for five years. In September and October 2003, 44,000 of the warrants were forfeited. As of June 30, 2004, none of these warrants were still outstanding.



  A summary of the status of the warrants is presented below.
                        For the Three Months               For the Six Months           From Inception on
                           Ended June 30,                    Ended June 30,             February 11, 1998
                 __________________________________  __________________________________       Through
                       2004             2003               2004             2003          June 30, 2004
                 ________________  ________________  ________________  ________________  ________________
                         Weighted          Weighted          Weighted          Weighted          Weighted
                         Average           Average           Average           Average           Average
                         Exercise          Exercise          Exercise          Exercise          Exercise
                 Shares  Price     Shares  Price     Shares  Price     Shares  Price     Shares  Price
                 ______  ________  ______  ________  ______  ________  ______  ________  ______  ________
   Outstanding
    at beginning
    of period         -  $      -  44,000  $   2.50       -  $      -  44,000  $   2.50       -  $      -
   Granted            -  $      -       -  $      -       -  $      -       -  $      -  49,250  $   2.50
   Exercised          -  $      -       -  $      -       -  $      -       -  $      -   1,250  $   2.50
   Forfeited          -  $      -       -  $      -       -  $      -       -  $      -  48,000  $   2.50
   Expired            -  $      -       -  $      -       -  $      -       -  $      -       -  $      -
                 ______  ________  ______  ________  ______  ________  ______  ________  ______  ________
   Outstanding
    at end of
    period            -  $      -  44,000  $   2.50       -  $      -  44,000  $   2.50       -  $   2.50
                 ______  ________  ______  ________  ______  ________  ______  ________  ______  ________
   Weighted
    average fair
    value of
    options
    granted
    during the
    period            -  $      -  49,250  $   3.81       -  $      -  49,250  $   3.81  49,250  $   3.81
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

  Stock Option Plan - On February 17, 1998, the Board of Directors of the Company adopted and the stockholders approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the Plan will be granted as determined by the Board of Directors. At June 30, 2004, total awards available to be granted under the Plan amounted to 1,000,000 shares.

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

                             For the Three Months                   For the Six Months               From Inception on
                                Ended June 30,                        Ended June 30,                 February 11, 1998
                   ______________________________________   _______________________________________        Through
                          2004                2003                 2004                2003             June 30, 2004
                   __________________   _________________   __________________   __________________  __________________
                             Weighted            Weighted             Weighted             Weighted            Weighted
                             Average             Average              Average              Average             Average
                             Exercise            Exercise             Exercise             Exercise            Exercise
                    Shares   Price      Shares   Price       Shares   Price      Shares    Price      Shares   Price
                   _______   ________   ______   ________   _______   ________   ______    ________   ______   ________
   Outstanding at
    beginning of
    period          30,000   $   2.00   30,000   $   2.00    30,000   $   2.00   30,000    $   2.00        -   $      -
   Granted               -   $      -        -   $      -         -   $      -        -    $      -   30,000   $   2.00
   Exercised             -   $      -        -   $      -         -   $      -        -    $      -        -   $      -
   Forfeited        30,000   $   2.00        -   $      -    30,000   $   2.00        -    $      -   30,000   $   2.00
   Expired               -   $      -        -   $      -         -   $      -        -    $      -        -   $      -
                   _______   ________   ______   ________   _______   ________   ______    ________   ______   ________
   Outstanding at
    end of period        -   $      -   30,000   $   2.00         -   $      -   30,000    $   2.00        -   $      -
                   _______   ________   ______   ________   _______   ________   ______    ________   ______   ________
   Weighted
    average fair
    value of
    options granted
    during the
    period               -   $      -        -   $      -         -   $      -        -    $      -   30,000   $   1.99
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

NOTE 5 - RESEARCH AND DEVELOPMENT

  The Company expenses the costs of research and development as the costs are incurred. Research and development costs amounted to $0 and $39,510 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 6 - GAIN ON FORGIVENESS OF DEBT

  In September 2003, a former employee of the Company forgave $17,417 in compensation which had been previously accrued but not paid. This amount is included in discontinued operations.

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  The  sole  officer and director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company, and of Keating Securities, LLC, a registered broker-
  dealer. KRM Fund owns approximately 80% of the outstanding shares of the Company's common stock as of June 30, 2004. Kevin
  R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating securities, LLC and KRM Fund and disclaims any beneficial interest in the shares of the
  Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC, Keating Securities, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

  On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Accrued expenses at June 30, 2004 includes $0 payable to Vero pursuant to the terms of this agreement.

  On November 15, 2003, the Company entered into a financial advisory agreement with Keating Securities, LLC under which Keating Securities, LLC would act as the Company's financial advisor in connection potential business combination with an operating business.

  Notes Payable - On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal the Company's notes payable, which had been transferred to Epic Research Company Inc., was disposed of in the distribution of the common stock of Epic Research Company, Inc. For the six months ended June 30, 2004 and 2003 interest expense amounted to $0 and $4,335, respectively.

  Stock Warrants - In 1999, the Company approved the sale of warrants to purchase 45,250 shares of common stock to various directors, consultants and an attorney. Of the warrants approved for sale, 30,250 were to directors. As of June 30, 2004, all of the warrants had been exercised or forfeited.

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS  [Continued]

  License Agreement - On November 4, 2003, the Company discontinued its patent licensing business. In accordance with the Company's plan of disposal the license agreement entered into with a former officer/shareholder of the Company for the exclusive rights to patents covering electronic interconnection manufacturing technologies in the United States of America and its territories and possessions was transferred to Epic Research Company, Inc. The Company paid a royalty of 1% of gross sales and receipts for the rights. During the six months ended June 30, 2004 and 2003, the Company incurred costs of $0 and $11,380, respectively, to register additional patents owned by the officer and shareholder. Incurring these costs extended the licensing agreement to expire in 2018. The Company expensed these costs as incurred. For the six months ended June 30, 2004 and 2003, the Company had royalty expense of $0 and $6, respectively.

  Management Compensation - For the six months ended June 30, 2004 and 2003, the Company paid approximately $0 and $500, respectively, as salary to the former Officers. At June 30, 2004, the Company has no accrued salary payable to its Officers.

  Rent Agreement - The Company previously rented office space from a related party on a month-to-month basis. For the six months ended June 30, 2004 and 2003, rent expense amounted to $0 and $8,400, respectively.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004, an operating loss carryforward of approximately $801,000, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $315,000 and $311,000 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2004 is approximately $4,000.

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

NOTE 11 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                     For the Three Months  For the Six Months  From Inception
                        Ended June 30,       Ended June 30,    on February 11,
                     ____________________  __________________    1998 Through
                         2004     2003        2004    2003      June 30, 2004
                     __________ _________  ________ _________  ______________

 Income (loss) from
  continuing
  operations
  (numerator)        $   (2,912)$       -  $(10,621)$       -  $      (37,837)
 Income (loss) from
  discontinued
  operations
  (numerator)                 -   (44,663)        -   (92,759)       (568,607)
                     __________ _________  ________ _________  ______________

 Income (loss)
  available to common
  shareholders
  (numerator)        $   (2,912)$ (44,663)  (10,621)$ (92,759) $     (606,444)
                     __________ _________  ________ _________  ______________

 Weighted average
  number of common
  shares outstanding
  used in loss per
  share for the
  period
  (denominator)       2,500,000 1,317,100 2,798,975 1,317,100       1,329,102
                     __________ _________  ________ _________  ______________

                MICRO INTERCONNECT TECHNOLOGY, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE [Continued]

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

Company Background

Micro Interconnect Technology, Inc. (the "Company") was organized under the laws of the State of Nevada on February 11, 1998. The Company had planned to license internally developed patented processes that would improve the production of printed circuit boards.

Epic Research Company, Inc. ("Epic") was organized as a wholly owned subsidiary under the laws of the State of New Hampshire on June 10, 2003. In November 2003, the Company transferred to Epic all of its business assets in exchange for Epic's assumption of, and agreement to indemnify the Company for, all of the Company's obligations and liabilities at that time. In November 2003, the Company distributed to its shareholders, on a pro rata basis, all shares of capital stock of Epic held by the Company ("Distribution").

As a result of the asset transfer and the Distribution, the Company no longer has any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

On March 1, 2004, the Company entered into a Letter of Intent pursuant to which it agreed to acquire all of the issued and outstanding common shares of Advanced Aluminium Group ("AAG") in exchange for the Company's issuance to the shareholders of AAG of common shares of the Company representing 90% of the issued and outstanding common shares of the Company after giving effect to the acquisition. The Company's acquisition of AAG was subject to the negotiation and execution of a definitive acquisition agreement. On May 18, 2004, the Company and AAG agreed to mutually terminate the Letter of Intent, effectively immediately, with no further obligations or liabilities on behalf of either party.

On May 25, 2004, the Company entered into a Letter of Intent pursuant to which it agreed to acquire all of the issued and outstanding common shares of Lanbo Financial Investment Group Co., Ltd ("Lanbo") in exchange for the Company's issuance to the shareholders of Lanbo of common shares of the Company representing 94% of the issued and outstanding common shares of the Company after giving effect to the acquisition. At the close of the transaction, it is

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


contemplated that a new Board of Directors will be designated by the Lanbo shareholders and that the Board will include for a period of one (1) year following the Closing, a person designated by Keating Reverse Merger Fund. LLC, the current principal shareholder of the Company. The Company's acquisition of Lanbo is subject to the negotiation and execution of a definitive acquisition agreement. No assurance can be given that the parties will be able to satisfy the conditions precedent to the transaction.

Lanbo focuses on the acquisition of state owned businesses in the People's Republic of China with the intent of continuing the operation of these enterprises as private ventures. In 2000, Lanbo acquired Xi'an Xinxing Real Estate Development Co., Ltd, a state owned business, which it now manages as a privately owned entity. Lanbo intends to concentrate on the acquisition of additional state owned businesses, which are primarily engaged in manufacturing, pharmaceuticals and infrastructure.

Results of Operations

For the six months ended June 30, 2004 the Company had no activities that produced revenues from operations.

For the six months ending June 30, 2004 and 2003, the Company had net losses of $(10,621) and $(92,759) respectively. In 2003, the Company decided to dispose of its existing business through a distribution of all of its assets to its shareholders. These assets consisted of cash of $639 and other assets with a net book value of $2,837, which were recorded as a loss on disposed operations.

Liquidity and Capital Resources

The Company's total assets as of June 30, 2004 are $25,730, which is comprised of cash. The Company's current liabilities are $5,799. The Company has no long-term debt. Total stockholders' equity as of June 30, 2004 is $19,931.

In November 2003, the Company issued 137,175 shares of its common stock to Kevin R. Keating, the Company's sole officer and director for services rendered valued at $6,858.75, or $0.05 per share. In November 2003, the Company also issued 45,725 shares of its common stock to two outside consultants for services rendered valued at $2,286.25, or $0.05 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In order to fund the Company's working capital needs, in November 2003, the Company issued 1,000,000 shares of its common stock to Keating Reverse Merger Fund, LLC ("KRM Fund") for cash of $50,000, or $0.05 per share, for working capital purposes.

In November 2003, KRM Fund, pursuant to a Stock Purchase Agreement, acquired from N. Edward Berg 1,00,000 shares of the Company's common stock. Effective as of the closing of the Stock Purchase Agreement, the then existing officers and directors of the Company resigned, and Kevin R. Keating was appointed as the sole Director, President, Treasurer and Secretary of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963. As of June 30, 2004, KRM Fund owns 2,000,000 shares of the Company's common stock, or 80% of the outstanding shares of the Company's common stock.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                              Six  months ended June 30,
                            2004                        2003
                          ________                   _________

 Operating    activities  $ (6,200)                  $ (29,083)
 Financing activities            -                      29,500

                          ________                   _________

 Net effect on cash       $ (6,200)                  $     417
                          ________                   _________


Plan of Operations

The Company's Plan of Operations is based on attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination or strategic transaction.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an issuer who has complied with the reporting requirements of the Securities Act of 1934, as amended ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

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

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In analyzing prospective business opportunities, the Company's management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

As part of the Company's compliance with the reporting requirement of the 1934 Act, the Company intends to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the revenue of the target company. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be appropriate for acquisition candidates. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

The structure of the business combination will depend on, among other factors:

      -    the nature of the target business,

      - the Company's needs and desires and the needs and desires of those persons controlling of the target business,

      -    the management of the target business, and

      - the Company's relative negotiating strength compared to the strength of the persons controlling the target business.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one of the Company's officers or directors for the purposes of providing services to the surviving entity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

However, the Company has adopted a policy whereby the offer of any post-transaction employment to current officers and directors will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of the Company's management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board of Directors to affirmatively approve the transaction. The transaction would then be subject to the approval of a majority of the Company's existing shareholders.

Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by the Company's existing stockholders. The target businesses that the Company will likely consider will, in all probability, have significantly more assets than the Company has. Therefore, in all likelihood, the Company's management will offer a controlling interest in the Company to the owners of the target business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, the Company expects that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, the Company's stockholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in their ownership percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of the Company's existing stockholders. In addition, all or a majority of the Company's current directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

The Company will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company has. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to other venture capital and financial concerns that compete with the Company. The Company will also be competing for acquisition opportunities with other public shell companies that do not have an operating business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's activities following a business combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the acquired business will present various risks to the Company's existing stockholders. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted the Company's search for a potential target company to any one particular field of endeavor.

ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item  4.   Submission  of Matters to  a  Vote  of  Security
           Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

       31  Certification pursuant to Rule 13a-14(a)  or  15d-
       14(a)  under the Securities    Exchange Act  of  1934,
       as amended.

       32   Certification  of  Chief  Executive  Officer  and
       President  of the Company,     pursuant to  18  U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K

       The following current reports were filed during the quarter ended June 30, 2004:

       On May 19, 2004, the Company filed a current report on Form 8-K disclosing the mutual termination of the letter of intent to acquire Advanced Aluminium Group
       Limited.

       On June 10, 2004, the Company filed a current report on Form 8-K to announce a letter of intent to acquire
       Lanbo Financial Investment Group Co., Ltd.




                         Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MICRO INTERCONNECT TECHNOLOGY, INC.



                               By:   /s/ Kevin R. Keating
                                  Principal Executive Officer
                                  Principal Financial Officer
                                  Date:  August 16, 2004