Form 10QSB
period 2004-09-30
MICRO INTERCONNECT TECHNOLOGY INC
filed 2004-11-15
CIK 1061819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to

                        Commission File Number 333-52721

                             ----------------------

                       MICRO INTERCONNECT TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)



             Nevada                                    02-0497440
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                        936A Beachland Boulevard Suite 13
                              Vero Beach, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                Yes |X| No |_|

         There were 35,714,286 shares of the Company's common stock outstanding as of November 15, 2004.

         Transitional Small Business Disclosure Format (Check one):
                                                                 Yes |_| No  |X|

PART I -          FINANCIAL INFORMATION.......................................3

         Item 1.  Condensed Financial Statements and Notes thereto............3

         Item 2.  Management's Discussion and Analysis or Plan of Operation..19

         Item 3.  Controls and Procedures....................................23

PART II -         OTHER INFORMATION..........................................23

         Item 1.  Legal Proceedings..........................................23

         Item 2.  Changes in Securities and Use of Proceeds..................23

         Item 3.  Defaults Upon Senior Securities............................24

         Item 4.  Submission of Matters To a Vote of Security Holders........24

         Item 5.  Other Information..........................................24

         Item 6.  Exhibits and Reports on Form 8-K...........................24

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements and Notes thereto.


               MICRO INTERCONNECT TECHNOLOGY, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                Page
Consolidated  Balance  Sheets - Consolidated  balance sheets of Micro
Interconnect  Technology,  Inc. and its Subsidiary as of
September 30, 2004 (unaudited) and December 31, 2003                             4


Consolidated Statements of Income and Other Comprehensive Income (Loss) -
Consolidated statements of income and other comprehensive income (loss) of
Micro Interconnect Technology, Inc. and its Subsidiary for the three and nine
months ended September 30, 2004 and 2003 (unaudited)                             5


Consolidated Statement of Shareholders' Equity - Consolidated statement of shareholders' equity of Micro Interconnect Technology, Inc. and its Subsidiary
for the nine months ended September 30, 2004 and 2003 (unaudited)                6


Consolidated Statements of Cash Flows - Consolidated statements of cash flows of
Micro Interconnect Technology, Inc. and its Subsidiary for the nine months
ended September 30, 2004 and 2003 (unaudited)                                    7


Notes to Consolidated Financial Statements (unaudited)                           8

               MICRO INTERCONNECT TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                   A S S E T S

                                                                                               September 30,   December 31,
                                                                                                   2004           2003
                                                                                                 Unaudited
CURRENT ASSETS:
     Cash                                                                                     $  1,518,270    $    476,352
     Cash - restricted                                                                             873,135         854,536
     Accounts receivable, trade, net of allowance for doubtful accounts
        of $314,768 as of September 30, 2004 and December 31, 2003                               4,220,228         768,617
     Other receivables, net of allowance for doubtful accounts
        of $1,090,852 as of September 30, 2004 and December 31, 2003                             1,884,279       3,431,423
     Other receivables - related party                                                                   -         466,247
     Employee advances                                                                             109,967         146,912
     Prepaid expense                                                                             4,750,144       2,085,945
                                                                                              ------------    ------------
        Total current assets                                                                    13,356,023       8,230,032

REAL ESTATE HELD FOR DEVELOPMENT OR SALE                                                        26,316,580      32,960,243

PLANT AND EQUIPMENT, net                                                                         2,566,441       1,348,827

LONG-TERM INVESTMENTS                                                                            2,695,847       2,695,847

OTHER ASSETS:
     Deferred charges - net                                                                          2,642           1,066
                                                                                              ------------    ------------
        Total other assets                                                                           2,642           1,066
                                                                                              ------------    ------------
           Total assets                                                                       $ 44,937,533    $ 45,236,015
                                                                                              ============    ============

                           L I A B I L I T I E S A N D S H A R E H O L D E R S'
E Q U I T Y

CURRENT LIABILITIES:
     Accounts payable, trade and accrued liabilities                                          $  5,553,777    $  9,839,905
     Advances from customers                                                                     8,669,107       5,510,463
     Income and other taxes payable                                                              5,468,023       2,588,877
     Other payables                                                                              3,310,113       2,071,489
     Other payables - related party                                                              6,961,000       6,961,000
     Short term loans payable - bank                                                             5,445,000       9,196,000
                                                                                              ------------    ------------
        Total current liabilities                                                               35,407,020      36,167,734

LONG TERM DEBT, net of current portion                                                           5,324,000       5,808,000
                                                                                              ------------    ------------
        Total liabilities                                                                       40,731,020      41,975,734

COMMITMENTS AND CONTINGENCIES                                                                            -               -

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        no shares issued and outstanding                                                                 -               -
     Common stock, $0.001 par value, authorized 50,000,000 shares,
        21,785,714 shares issued and outstanding                                                    21,786          21,786
     Paid-in-capital                                                                             6,085,808       6,083,141
     Statutory reserve                                                                             686,579         686,579
     Retained earnings                                                                             637,995       2,228,775
     Owner contribution receivable                                                              (5,760,000)     (5,760,000)
     Reverse merger expense payable in common stock                                              2,534,345               -
     Accumulated other comprehensive income                                                              -               -
                                                                                              ------------    ------------
        Total shareholders' equity                                                               4,206,513       3,260,281
                                                                                              ------------    ------------
           Total liabilities and shareholders' equity                                         $ 44,937,533    $ 45,236,015
                                                                                              ============    ============


The accompanying notes are an integral part of these statements.

               MICRO INTERCONNECT TECHNOLOGY, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                 FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                     2004           2003           2004             2003
                                                  Unaudited      Unaudited       Unaudited        Unaudited

GROSS REVENUES                                  $  3,615,649    $      4,165    $ 26,203,674    $     75,733

COST OF SALES                                      3,424,167           4,165      18,376,446         100,781
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                         191,482               -       7,827,228         (25,048)

OTHER OPERATING INCOME                                     -               -               -               -
SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES        314,909         908,105       1,146,093       1,690,586
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                       (123,427)       (908,105)      6,681,135      (1,715,634)

REVERSE MERGER TRANSACTION EXPENSE                (2,892,945)              -      (2,892,945)              -
OTHER EXPENSE, net of other income                   316,861          90,113         (74,678)       (107,595)
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX                   (2,699,511)       (817,992)      3,713,512      (1,823,229)

PROVISION FOR INCOME TAXES                           (37,289)              -       2,099,743               -

NET INCOME (LOSS)                                 (2,662,222)       (817,992)      1,613,769      (1,823,229)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                -               -               -               -
                                                ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                     $ (2,662,222)   $   (817,992)   $  1,613,769    $ (1,823,229)
                                                ============    ============    ============    ============
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                              $      (0.14)   $      (0.04)   $       0.08    $      (0.09)
                                                ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                       19,312,888      19,285,714      19,294,838      19,285,714
                                                ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

               MICRO INTERCONNECT TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   Accumulated



                                                     Number         Common        Paid in       Statutory     Retained
                                                    of shares        stock         capital       reserves     earnings

BALANCE, January 1, 2004                            19,285,714    $    19,286    $ 6,085,641   $   686,579   $ 2,228,775

        Recapitalization as a result of merger       2,500,000          2,500            167         2,667
        Reverse merger expense payable in
                        common stock
        Net income                                   1,613,769
        Dividend distributions                      (3,204,549)
        Owner's contribution receivable
        Foreign currency translation adjustments
                                                    ----------    -----------    -----------   -----------   -----------
BALANCE, September 30, 2004 (unaudited)             21,785,714    $    21,786    $ 6,085,808   $   686,579   $   637,995
                                                    ==========    ===========    ===========   ===========   ===========



                                                                                         Accumulated
                                                                        Reverse merger      other
                                                   Owner contribution   expense payable  comprehensive
                                                     receivable         in common stock   income (loss)        Totals
BALANCE, January 1, 2004                             $(5,760,000)      $              -  $           -     $   3,260,281

        Recapitalization as a result of merger
        Reverse merger expense payable in
                        common stock                                          2,534,345                        2,534,345
        Net income                                                                                             1,613,769
        Dividend distributions                                                                                (3,204,549)
        Owner's contribution receivable
        Foreign currency translation adjustments
                                                     -----------       ----------------  -------------     -------------
BALANCE, September 30, 2004 (unaudited)              $(5,760,000)             2,534,345  $           -     $   4,206,513
                                                     ===========       ================  =============     =============

The accompanying notes are an integral part of these statements.

               MICRO INTERCONNECT TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                        2004            2003
                                                                      Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $  1,613,769    $ (1,823,229)
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
           Reverse merger transaction expense                          2,534,345               -
           Depreciation                                                  127,568         108,358
           Loss (gain) on disposal of fixed assets                             -               -
        (Increase) decrease in assets: Change in restricted cash         (18,599)       (388,044)
           Accounts receivable - trade                                (3,451,614)      1,371,204
           Other receivables                                           1,547,144        (133,914)
           Other receivables - related party                             466,247        (943,800)
           Real estate held for development or sale                  (21,480,089)        833,563
           Employee advances                                              36,945         (35,516)
           Prepaid expenses                                           (2,664,199)     (4,169,960)
           Deferred charges                                               (1,576)           (117)
        Increase (decrease) in liabilities:
           Accounts payable                                            1,520,662       8,428,774
           Advances from customers                                    16,396,445       3,158,644
           Income and other taxes payable                              2,879,146        (290,015)
           Other payables                                                 37,624         914,555
           Other payables - related party                                121,000         121,000
                                                                    ------------    ------------
              Net cash provided by (used in) operating activities     (1,924,348)      8,740,669
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of long-term investments                                (2,783,000)              -
     Purchase of equipment and automobiles                            (1,345,182)        (30,279)
                                                                    ------------    ------------
              Net cash used in investing activities                   (1,345,182)     (2,813,279)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividend distributions                                           (3,204,549)              -
     Proceeds from owners contribution receivable                      1,080,000               -
     Cash received through merger                                          5,977               -
     Borrowings net of payments on short term notes payable           (4,235,000)      6,050,000
                                                                    ------------    ------------
              Net cash provided by (used in) financing activities     (6,353,572)      6,050,000
                                                                    ------------    ------------

INCREASE (DECREASE) IN CASH                                            1,041,915       1,312,373

CASH, beginning of year                                                  476,355         733,087
                                                                    ------------    ------------

CASH, end of period                                                 $  1,518,270    $  2,045,460
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
     Accounts payable and accrued liabilities assumed
        through merger                                              $      3,310    $          -
                                                                    ============    ============

The accompanying notes are an integral part of these statements.

               MICRO INTERCONNECT TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

Background

         Micro Interconnect Technology, Inc. (the "Company" or "Micro") was organized under the laws of the State of Nevada on February 11, 1998. The Company had planned to license internally developed patented processes that would improve the production of printed circuit boards. The Company discontinued its patent licensing business effective November 04, 2003.

         On September 29, 2004, Micro entered into a Share Exchange Agreement ("Exchange Agreement") with Lanbo Financial Investment Company Group Limited ("Lanbo"), all of the stockholders of Lanbo ("Lanbo Stockholders"), and Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"). Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of Lanbo in exchange for the Company's issuance to Lanbo Stockholders of 19,285,714 shares of the Company's common stock.

         The purchase of Lanbo and the issuance of Micro common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

         Lanbo was incorporated in September 2003 in the territory of the British Virgin Islands. The authorized capital of Lanbo is $10,800,000 divided into 10,800,000 registered shares with a par value of $1.00 per share. Lanbo is an investment holding company and does not have any activities other than some general administrative expenses. As of September 30, 2004, Lanbo, through its wholly owned subsidiary, Xian New Star Real Estate Development Co., Ltd ("Newstar"), principally engaged in the construction, development, and sale of residential units in the People's Republic of China ("PRC").

         Newstar was established during May 1992 as a state-owned enterprise, whose former name is Xian New Star Group Real Estate Development Co. Ltd, and was formerly subjected to logistics department of Lan Zhou Military area of the People's Liberation Army of China. Newstar was reorganized as a limited company with equity capital invested by management personnel in September 1999. Newstar is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company. The Articles of Association provide for a 54 year term beginning September 7, 1999 with registered capital of approximately US$3,140,000 (RMB26,000,000). On March 28, 2002, the registered capital of Newstar was increased to approximately US$6,050,000 (RMB50,000,000).

         On September 16, 2003, Lanbo acquired 100% interest in Newstar for US$6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment equal to at least 15% of the total purchase price of Newstar was payable on December 31, 2003 and the second payment of the remaining balance is payable on December 31, 2004. Lanbo obtained the approval of the Foreign Trade and Economic

Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). During December 2003, Newstar received $1,080,000 for the purchase of Newstar from Lanbo. As of September 30, 2004, Newstar has not paid this balance to the former owners of Newstar. The balance is non-interest bearing, unsecured and due on demand.

         During November 2003, Lanbo issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over Lanbo. The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 is due on December 31, 2004 and is secured by a pledge of the common stock in Lanbo issued to the Lanbo Stockholders.

         The purchase of Newstar and the issuance of Lanbo common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

The reporting entity

         The consolidated financial statements of the Company reflect the activities of its 100% owned subsidiary, Lanbo, and Lanbo's 100% owned subsidiary, Newstar. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred during 1999 due to common management and ownership. The consolidated financial statements generally reflect only the activities of Newstar at its historical cost since the parent company, Lanbo, had no activities for the years ended December 31, 2002 and 2001. The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

Real estate held for development and sale

         Real estate consists of finished residential unit sites and residential unit sites under development, completed residential units and residential units under construction. The Company leases the land for the residential unit sites under land right leases with various terms from the PRC. Real estate held for development and sale is stated at the lower of cost or net realizable value. Expenditures for land development are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units based on the ratio of the unit sales price to the estimated total project sales price times the total project costs.

The following summarizes the components of real estate inventory at September
30:

                                               2004                2003
                                        ------------------  ------------------

XingXing Mansion                        $                -  $        1,976,095
XingXing Litu Ming Yuan                                  -             394,597
Zhang An district project                                -           1,043,045
XingXing Ming Yuan                                 422,415             894,298
XingXing Han Yuan                                        -          10,365,895
XingXing Home In                                 3,189,532          9,116,385
XingXing Gang Wen                                2,192,078                  -
                                        ------------------  ------------------

Real estate held for sale and rent               5,804,025         23,790,315
                                        ------------------  ------------------


XingXing Home in                                         -                   -
XingXing Han Yuan                                        -                   -
XingXing Hotel                                           -             760,252
XingXing Gang Wen                                        -           1,999,177
XingXing JunJin Yuan                            16,992,432           8,712,700
TownDu Machine Manufacture                       3,520,123           2,783,530
                                        --------------------------------------

Real estate under construction                  20,512,555          14,255,665
                                        --------------------------------------

Total                                   $       26,316,580  $       38,045,980
                                        ==================  ==================

         The Company capitalizes interest which is expensed as residential units are sold. For the nine months ended September 30, 2004 and 2003, interest incurred and capitalized by the Company was $542,129 and $592,548, respectively. Capitalized interest expensed for the same periods was $119,728 and $161,610, respectively.

         Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company has not recognized any impairment loss of real estate inventories for the nine months ended September 30, 2004 and 2003.

Foreign currency translation

         The reporting currency of the Company is US dollar. The Company uses Newstar's local currency, Renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

Revenue recognition

         Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66 (Accounting for Sales of Real Estate). Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer.

         Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

Plant and equipment, net

         Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to $127,568 and $108,358, respectively. Estimated useful lives of the assets are as follows:

                                            Estimated Useful Life
Buildings                                         20 years
Machinery and equipment                           1-3 years
Vehicles                                          5-6 years
Electronic equipment                              2-5 years
Office furniture                                  4-5 years


         Construction in progress includes engineering costs, insurance costs, wages, interest and other costs relating to construction in progress. Construction in progress balances are transferred to equipment when the related assets are ready for their intended use. No depreciation is provided for on construction in progress.

         Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

         Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. During 2001, the Company recognized an impairment loss reserve of approximately $303,963.

Plant and equipment consist of the following at September 30:

                                            2004                 2003
                                     ------------------  ------------------
Buildings and improvements           $        3,253,917  $        1,971,939
Transportation and equipment                    132,866             292,488
Furniture and fixture                           153,438             107,366
                                     ------------------  ------------------
Total                                         3,540,221           2,371,793
Accumulated depreciation                      (669,817)           (673,706)
Reserve for impaired assets                   (303,963)           (303,963)
                                     ------------------  ------------------
Property and equipment, net          $        2,566,441  $        1,394,124
                                     ==================  ==================

Accounts receivable, trade

         Accounts receivable, trade consists of balances due from customers for the sale of residential units in the PRC. In cases where the customers deposit more than 50% of the total purchase price, the Company may defer the remaining purchase price. These deferred balances are unsecured, bear no interest and are due within one year from the date of the sale.

         Accounts receivable of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than one year old. As of September 30, 2004 and 2003, the Company has established an allowance for doubtful accounts of $314,768 and $348,012, respectively.

Other receivables

         Other receivables consist of various cash advances to unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature.

         Other receivables are reviewed annually as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than one year old. As of September 30, 2004 and 2003, the Company has established an allowance for doubtful accounts of $1,090,852 and $798,178, respectively.

Prepaid expenses

         Prepaid expenses consist of balances paid to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC.

Long term Investment

         During 2003, Newstar made the investments noted below. On May 10, 2004, the board of directors made a resolution to transfer these investments in the near future. The management of Newstar does not intend to take control of the management of these companies. These two investments are accounted for based on equity method as follows:

                                                                                             Recorded value at
Investee                        Initial Cost          Ownership        Income (loss)         September 30, 2004
Xian Xin Da Di Science
Development Ltd.               $      2,299,000              95%       $    (71,725)           $     2,227,275

Xian Xin Li Moca
Material Ltd.                           484,000              80%            (15,428)                   468,572
                               -------------------------------------------------------------------------------
Total                          $      2,783,000                        $    (87,153)           $     2,695,847
                               ===============================================================================


         During September 2003, Newstar invested $2,299,000 in Xian Xin Da Di Science Development, Ltd. The operations of Xian Xin Da Di Science Development, Ltd. are primarily related to project investment.

         During July 2003, Newstar invested $484,000 in Xian Xin Li Moca Material, Ltd. The operation of Xian Xin Li Moca Material, Ltd. is related to producing equipment.

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Recently issued accounting pronouncements

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined.

         FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. As the Company has no such variable interest entities, the adoption of FIN No. 46 did not have an impact on the Company's results of operations, financial position or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not had a material impact on the financial condition or results of operations of the Company.

         In December 2003, the FASB issued revised Interpretation 46 ("FIN 46R"), "Consolidation of Variable Interest Entities" ("VIEs"), an Interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and replaces the previous version of FASB Interpretation 46 issued in January 2003 ("FIN 46"). This interpretation applied immediately to variable interest entities created after January 31, 2003. A company that holds a variable interest in a VIE it acquired before February 1, 2003 shall apply the provision of this interpretation no later than the first fiscal year or interim period ending after March 15, 2004 unless those entities are considered to be special purpose entities in which the application is to be no later than the end of the first reporting period that ends after December 15, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As the Company has no such variable interest entities, the adoption of FIN No. 46 did not have an impact on the Company's results of operations, financial position or cash flows.

Cash and concentration of risk

         Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at September 30, 2004 and 2003 amounted to $1,512,290 and $2,045,461, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

         The Company, through its bank agreements, is required to maintain certain amounts which buyers have deposited with the Company allowing the buyers to obtain mortgage loans from the bank. These balances are subject to withdrawal restrictions totaling $873,135 and $550,368 as of September 30, 2004 and 2003, respectively.

Advertising cost

         The Company expenses advertising costs as incurred. For the nine months ended September 30, 2004 and 2003, the Company incurred advertising costs of $472,331 and $414,304, respectively.

Financial instruments

         Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Income taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2004 and 2003.

         The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

         Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

         In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

         Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

         The Company through its subsidiary, Newstar, is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability company prior to December 24, 2003. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.

         The provision for income taxes at September 30 consisted of the following:

                                             2004                2003
                                      ------------------  ------------------
Provision for China income and
local tax                             $        2,099,743  $                -
Deferred taxes                                         -                   -
                                      ------------------  ------------------
Total provision for income taxes      $        2,099,743  $                -
                                      ==================   =================

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                              2004               2003
                                       ------------------  ------------------
Foreign income not recognized in USA              (34.0)%             (34.0)%
China income taxes                                 33.0 %                  -%
                                       ------------------  ------------------
Totals                                             33.0 %                  -%
                                       ==================  ==================

Advances from customers

         Advances from customers consist of amounts paid to the Company for the sale of residential units in the PRC. In the PRC, the customer will generally obtain permanent financing for the purchase of their home prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized in accordance with Statement of Financial Accounting Standard No. 66 (Accounting for Sales of Real Estate).

Other payables

         Other payables consist of various cash advances from unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature.

Note 2 - Supplemental disclosure of cash flow information

         Income taxes paid amounted to $81,070 and $130,712 for the nine months ended September 30, 2004 and 2003, respectively. Interest paid for the nine months ended September 30, 2004 and 2003 amounted to $542,129 and $592,548, respectively.

Note 3 - Employee advances

         Employee advances represent cash advances to officers and employees for cash based business transactions incurred for the payment of operating expenses and purchases from various vendors.

Note 4 - Short-term loans payable - bank

         Short term notes payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term notes payable at September 30, consisted of the following:

                                                                     2004                    2003
                                                              ------------------      ------------------
Commercial Bank Zhuque Road Branch Due July 29, 2002
monthly interest At 0.63375%, renewed to July 28, 2003
Monthly interest at 0.59475%, guaranteed by
Xing Xing Mansion Project                                     $                       $       $5,445,000

Commercial Bank Weilai Branch
Due July 28, 2004 monthly interest
At 0.57525%, guaranteed by the Company's
Xing Xing Ming Yuan Project                                            5,445,000                       -

Commercial Bank Weilai Branch
Due July 30, 2004 monthly interest
At 0.57525%, guaranteed by the Company's
Xing Xing Home in Project                                                      -               1,210,000
                                                              ------------------      ------------------

Total                                                         $        5,445,000      $        6,655,000
                                                              ==================      ==================

Note 5 - Long-term debt

         Long term debt at September 30, consisted of the following:

                                                                     2004                    2003
                                                              ------------------      ------------------
Construction Bank Zhuque Road Branch
Due October 16, 2004, monthly interest
At 0.460%, guaranteed by the Company's
Xing Xing Han Yuan Project                                    $                -      $          726,000

Construction Bank Zhuque Road Branch
Due November 26, 2004 monthly interest
At 0.460%, guaranteed by the Company's
Xing Xing Han Yuan Project                                                     -               1,815,000

Construction Bank Zhuque Road Branch
Due March 21, 2006 monthly interest
At 0.4575%, guaranteed by the Company
Xing Xing Gang Wen Project                                             3,146,000               3,630,000

Commercial Bank South Two Ring Road Branch
Due January 16, 2005, monthly interest
At 0.59474%, guaranteed by the Company
Xing Xing Home in Project                                              2,178,000               2,299,000
                                                              ------------------      ------------------

Total                                                         $        5,324,000      $        8,470,000
                                                              ==================      ==================

As of September 30, 2004, principal payments on long term debt are as follows:

2005                                                          $        2,178,000
2006                                                                   3,146,000
                                                              ------------------
                                                              $        5,324,000
                                                               =================

Total interest expense on all bank debt for the nine months ended September 30, 2004 and 2003 amounted to $542,129 and $592,548, respectively.

Note 6 - Reserves and dividends

         In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises' income ( as defined under PRC laws), after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital.

         The proportion of allocation for statutory public welfare fund and enterprise expansion fund is decided by the enterprise itself. A wholly-owned Foreign Invested Enterprise does not have to establish or contribute to an enterprise expansion fund.

         Statutory surplus reserves are to be utilized to offset a company's prior years' losses, or to increase its share capital. When the statutory surplus reserve fund of a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the company will either distribute new shares in proportion to the number of shares held by the each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital.

         For the nine months ended September 30, 2004 and 2003, the Company transferred $0 and $0, respectively, which represents 10% of the years' net income determined in accordance with PRC accounting rules and regulations to this surplus reserve.

         Pursuant to the board of directors' resolution, dividends totaling $3,204,549 was paid during the nine months ended September 30, 2004.

Note 7 - Retirement benefit plans

         Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. During 2002, the Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount of those benefits is made at 34% of monthly basic salaries of the current employees. For the nine months ended September 30, 2004 and 2003, the Company made contributions in the amount of $3,308 and $9,843, respectively.

Note 8 - Related party transactions and contingencies

         During November 2003, Lanbo issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over Lanbo. The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 is due on December 31, 2004 and is secured by a pledge of the common stock in Lanbo issued to the Lanbo Stockholders.

         During December 2003, Newstar received $1,080,000 for the purchase of Newstar from Lanbo. As of September 30, 2004, Newstar has not paid this balance to the former owners of Newstar. The balance is non-interest bearing, unsecured and due on demand.

Note 9- Shareholders' equity

         On September 29, 2004, Micro entered into the Exchange Agreement with Lando, the Lando Stockholders and KRM Fund. Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of Lanbo in exchange for the Company's issuance to Lanbo Stockholders of 19,285,714 shares of the Company's common stock.

         The purchase of Lanbo and the issuance of Micro common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

On September 16, 2003, Lanbo, a non-operating investment holding company, acquired 100% interest in Newstar, an operating Chinese registered limited liability company, for US$6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment equal to at least 15% of the total purchase price of Newstar was payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. The Company obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). During December 2003, Newstar received $1,080,000 for the purchase of Newstar from Lanbo. As of September 30, 2004, Newstar has not paid this balance to the former owners of Newstar. The balance is non-interest bearing, unsecured and due on demand.

         During November 2003, Lanbo issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over Lanbo. The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 is due on December 31, 2004 and is secured by a pledge of the common stock in Lanbo issued to the Lanbo Stockholders.

         The purchase of Newstar and the issuance of Lanbo common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

         The Company has not granted warrants or options for the nine months ended September 30, 2004 and 2003. The Company has no warrants or options outstanding as of September 30, 2004 and 2003.

Note 10- Purchase of 100% interest

         On September 16, 2003, Lanbo acquired 100% interest in Newstar for US$6,840,000 (RMB 56,505,430). There were two payment terms for this purchase. Lanbo obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on the date a new business certificate issued on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 is due on December 31, 2004 and is secured by a pledge of the common stock in Lanbo issued to the Lanbo Stockholders.

         On September 29, 2004, Micro entered into a Exchange Agreement with Lanbo, the Lanbo Stockholders, and the KRM Fund. Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of Lanbo in exchange for the Company's issuance to Lanbo Stockholders of 19,285,714 shares of the Company's common stock.

         During 2003, the Company entered into agreements to render services in connection with a reverse merger transaction and obtaining a public company listing in the United States. On September 27, 2004, these agreements were terminated and replaced by a single agreement to render services in connection with a reverse merger transaction, obtaining a public company listing in the United States, assistance with obtaining capital, and assistance with potential future acquisition targets. Pursuant to the agreement, Lanbo agreed to pay a consultant fee totaling US$193,600, a commission fee of 2% of total funds raised by Lanbo and 39% equity interest in the United States public company. For the nine months ended September 30, 2004, the Company has recognized this expense as reverse merger transaction expense.

         In connection with the Exchange Agreement, the Company also entered into a financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by the Company for its advisory services rendered to the Company in connection with this transaction. The transaction advisory fee is $150,000. The financial advisory agreement also appoints Keating Securities as the Company's exclusive placement agent for private and public offerings of the Company's securities during the one year period following the closing of the Exchange Agreement. As of September 30, 2004, the Company has accrued expenses of $115,000 related to this agreement. For the nine months ended September 30, 2004, the Company has recognized this expense as reverse merger transaction expense.

         In connection with the Exchange Agreement, the Company agreed to issue an additional 13,928,571 shares of the Company's common stock to various individuals and entities (the "New Stockholders") who have provided consulting, legal and advisory services to Lanbo in connection with the merger. The Company has determined the value of these shares to be equal book value of the net value of the Company at the date of the Exchange Agreement, which was approximately $0.18 per share. During November 2004, the Company issued these shares in accordance with the agreement. As of September 30, 2004, the Company has recognized a reverse merger expense payable in common stock of $2,534,345. For the nine months ended September 30, 2004, the Company has recognized this expense as reverse merger transaction expense.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies

         See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item to this Report for our critical accounting policies. No significant changes in our critical accounting policies have occurred since September 30, 2003.

Background

         Our company, Micro Interconnect Technology, Inc., was organized under the laws of the State of Nevada on February 11, 1998. On September 29, 2004, we entered into a Share Exchange Agreement ("Exchange Agreement") with Lanbo Financial Investment Company Group Limited ("Lanbo"), all of the stockholders of Lanbo ("Lanbo Stockholders"), and Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"). Under the Exchange Agreement, we acquired all of the outstanding capital stock of Lanbo in exchange for our issuance to Lanbo Stockholders of 19,285,714 shares of our common stock.

         Lanbo was incorporated in September 2003 in the territory of the British Virgin Islands. The authorized capital of Lanbo is $10,800,000 divided into 10,800,000 registered shares with a par value of $1.00 per share. Lanbo is an investment holding company and does not have any activities other than some general administrative expenses. As of September 30, 2004, Lanbo through its wholly owned subsidiary, Xian New Star Real Estate Development Co., Ltd ("Newstar"), principally engaged in the construction, development, and sale of residential units in the People's Republic of China ("PRC").

         Newstar was established during May 1992 as a state-owned enterprise, whose former name is Xian New Star Group Real Estate Development Co. Ltd, and was formerly subjected to logistics department of LAN Zhou Military area of the People's Liberation Army of China. Newstar was reorganized as a limited company with equity capital invested by management personnel in September 1999. Newstar is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company. The Articles of Association provide for a 54 year term beginning September 7, 1999 with registered capital of approximately US$3,140,000 (RMB26,000,000). On March 28, 2002, the registered capital of Newstar was increased to approximately US$6,050,000 (RMB50,000,000).

         On September 16, 2003, Lanbo, a non-operating investment holding company, acquired 100% interest in Newstar, an operating Chinese registered limited liability company, for US$6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment equal to at least 15% of the total purchase price of Newstar was payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. Lanbo obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). The first payment of $1,080,000 was made on December 30, 2003 from Lanbo to Newstar. This payment was in accordance with the requirement of the acquisition, however the funds have not been disbursed to the previous stockholders of Newstar.

         During November 2003, Lanbo issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over Lanbo. The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 is due on December 31, 2004 and is secured by a pledge of the common stock in Lanbo issued to the Lanbo Stockholders.

Business Overview

         Lanbo, through its wholly owned subsidiary Newstar, is principally engaged in the construction, development and sale of residential real estate units in the PRC. Newstar originally operated as a state-owned enterprise, during which time it completed a number of significant real estate development and construction projects in Xi'an, including the Xinxing Great Wall Building, Xinxing Residential Community, Xinxing Mansion and Xinxing Merchants Square. Newstar has a leading position in the regional Xi'an real estate market, and we intend to continue investing in the Xi'an market, as well as neighboring areas.

         We intend to use the strength of our Newstar real estate business to capitalize on the continued privatization trend in residential housing and other state-owned enterprises in the PRC. Management's experience in acquiring state-owned enterprises, coupled with greater access for PRC businesses to public capital markets, will provide a competitive advantage. We are also currently considering a number of business acquisition opportunities. We prefer to concentrate on the acquisition of additional state-owned and private enterprises, focusing on businesses engaged in technology, manufacturing, pharmaceuticals and infrastructure.

         We completed our Xinxing Gangwan project in June 2004 and have begun our Xinxing Junjing Garden project, a community development project with 15 residential buildings. Construction on the first five buildings of our Xinxing Junjing Garden project is scheduled for completion at the end of our fourth quarter for 2004, and construction on the remaining buildings is scheduled for completion at the end of fiscal 2005. The combined salable areas of our Xinxing Gangwan and Junjing Garden projects may reach up to 90,000 square meters. The sale price ranges from $386 to $483 per square meter. The sales for our current projects are subject to factors such as housing design, location, and sales price.

         Management has established internal supervisory programs for our employees. We have also adopted more flexible and multiple ways of selling, including offering discounts and free gifts to purchasers and establishing online sales.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2004.

         Revenues. Revenues were $3,615,649 and $26,203,674 in the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $4,165 and $75,733 for the same periods in 2003, respectively. The increase in revenues is attributable to the completion of additional projects since September 30, 2004. For the nine-month period ended September 30, 2004, we had revenues of $3.8 million for Xinxing Garden, $1.1 million for Changxin Mansion, $0.1 million for Lidu Garden, $2.6 for Xinxing Garden, $5.9 million for Xinxing Home, and $12.8 million for Xinxing Gangwan.

         We recognize revenue when a sale is consummated, which only occurs when a project is completed. In the nine-month period ended September 30, 2003, our sales for Home In and Han Yan were not verified until the completion of those projects in the fourth quarter of 2004.

         Cost of sales. The cost of sales consists of cost of land development, construction and interior design and decoration. Cost of sales was $3,424,167 and $18,376,446 in the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $4,165 and $100,781 for the same periods in 2003, respectively. The increase in cost of sales is attributable to the completion of additional projects since September 30, 2004. As with revenue, we recognize cost of sales when a sale is consummated, which only occurs when a project is completed.

         Gross profit was $191,482 and $7,827,228 in the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $0 and $(25,048) for the same periods in 2003, respectively.

         Net income (loss). Net income (loss) was $(2,890,822) and $1,385,169 in the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $(817,992) and $(1,823,229) for the same periods in 2003, respectively. The increase in net loss in the three-month periods ended September 30, 2004 and 2003 is attributable to legal, auditing and transaction expenses associated with our merger with Lanbo.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of advertising cost for sales, management overhead and general office expenses.

         SG&A expenses were $558,509 and $1,389,693 in the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $908,105 and $1,690,586 for the same periods in 2003, respectively. The decrease in SG&A expenses is attributable to the decrease of management overhead in payroll for our administrative offices and consulting fees.

Income Taxes

         Provisions of $(37,289) and $2,099,743 for taxes have been recorded for the three-month or nine-month periods ended September 30, 2004.

Liquidity and Capital Resources

         As of September 30, 2004, we had $1,518,270 of cash and cash equivalents and $(22,279,597) of working capital as compared to $476,352 and $(27,937,702), respectively, at December 31, 2003. We believe that we currently generate sufficient cash from operating activities to support our operations.

         Newstar is currently developing two projects which will require financing. Our Junjing Garden project, which has already begun construction, will require approximately $7.3 million, and our proposed acquisition of Xidu Tower will require approximately $14.5 million. We plan to finance the Junjing Garden project with approximately $2.4 million of the funds from the proceeds of our previously completed projects and $4.9 million in loans with the

Construction Bank of China, Xi'an Branch, which are for 2.5 years at 6.7% interest and use the Junjing Garden project as collateral. We are currently negotiating the terms for a mortgage financing for the acquisition of Xidu Tower with a bank in Hong Kong. We believe that we will have adequate funding sources to support these projects.

         With economic growth in the PRC, the PRC government has implemented new investment policies that allow for certain credit lines to finance real estate projects, allow certain enterprises to use their equity as collateral to finance projects and encourage companies to attract foreign capital. Land developers will have alternative ways of financing for real estate development. We believe that we will be able to take advantage some of these opportunities in the future. Additionally, our clients are increasingly financing their purchases through mortgages and installment payment plans with favorable low interest rates financed by banks, and borrowing from the PRC government's housing reserve funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

         There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II -         OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not currently a party to any pending material legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         31.1     Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of the Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of the Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICRO INTERCONNECT TECHNOLOGY, INC.
                             (Registrant)

Date:  November 15, 2004        By:      /s/ Pingji Lu
                                   -------------------
                                Name: Pingji Lu
                                Title:  Chief Executive Officer and President
                                (Chief Executive Officer)

Date:  November 15, 2004        By:      /s/ Yulong Wan
                                   --------------------
                                Name: Yulong Wan
                                Title:  Chief Financial Officer
                               (Chief Financial Officer)