Form 10KSB
period 2004-12-31
LANBO FINANCIAL GROUP, INC.
filed 2005-03-31
CIK 1061819

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2004

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                          Commission File No. 000-50895

                           Lanbo Financial Group, Inc.
                      (Exact name of issuer in its charter)

           Nevada                                           02-0497440
  (State of Incorporation)                          (I.R.S. Employer I.D. No.:)


                      c/o West Windsor Professional Center
                                51 Everett Drive
                                   Suite A-20
                             West Windsor, NJ 08550
                                  609-799-1889
          (Address and telephone number of principal executive offices)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Title of each class to be so registered: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

The issuer's revenues for the year ended December 31, 2004 were $40,285,202.

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the issuer was approximately $29,386,028 based on the closing bid price of $1.10 per share of common share as reported by the OTC Bulletin Board on March 28, 2005. As of March 28, 2005, there were 35,714,285 shares of the issuer's common stock outstanding.

The following documents are incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one)   Yes |_|     No |X|

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I ....................................................................................................1

         Item 1.      Description of Business..............................................................1

         Item 2.      Description of Property.............................................................14

         Item 3.      Legal Proceedings...................................................................14

         Item 4.      Submission of Matters to a Vote of Security Holders.................................14

PART II ..................................................................................................14

         Item 5.      Market for Common Equity and Related Stockholder Matters............................14

         Item 6.      Management Discussion and Analysis and Plan of Operations...........................15

         Item 7.      Financial Statements................................................................15

         Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................................17

         Item 8A.     Controls and Procedures.............................................................17

PART III .................................................................................................18

         Item 9.      Directors and Executive Officers of the Registrant..................................18

         Item 10.     Executive Compensation..............................................................20

         Item 11.     Security Ownership of Certain Beneficial Owners and Management......................21

         Item 12.     Certain Relationships and Related Transactions......................................22

         Item 13.     Exhibits and annual reports on Form 8-K.............................................22

         Item 14.     Principal Accountant Fees and Services..............................................23

                                     PART I

      Certain statements in this annual report on Form 10-KSB are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Lanbo Financial Group, Inc., a Nevada corporation, and other statements contained in this annual report that are not historical facts. Forward-looking statements in this annual report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this annual report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

ITEM 1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

      Lanbo Financial Group Inc. ("Lanbo," "we," "our" or "us"), through our wholly owned subsidiary New Star Real Estate Development Co. ("Newstar" or "Xinxing"), is principally engaged in the construction, development and sale of residential real estate units in the People's Republic of China (the "PRC" or "China"). Newstar originally operated as a state-owned enterprise, during which time it completed a number of significant real estate development and construction projects in Xi'an, including the Xinxing Great Wall Building, Xinxing Residential Community, Xinxing Mansion and Xinxing Merchants Square. Newstar has a leading position in the regional Xi'an real estate market, and we intend to continue investing in the Xi'an market, as well as neighboring areas.

      We intend to use the strength of our Newstar real estate business to capitalize on the continued privatization trend in residential housing and other state-owned enterprises in China. We believe that our management's experience in acquiring state-owned enterprises, coupled with greater access for Chinese businesses to public capital markets, will provide a competitive advantage. We have entered into letters of intent for three business acquisition opportunities. We prefer to concentrate on the acquisition of additional state-owned and private enterprises, focusing on businesses engaged in real estate development, customer electronics and the manufacturing and distribution of industrial products.

      From 1999 through 2004, our sales from property development grew from approximately $2.4 million to approximately $40.3 million, and net income has grown to over $4.5 million from a loss in 1999.

      Our corporate offices are located at 6 East Friendship Road, Han Garden 4th Floor, Xi'an, China. Our telephone number at that location is 86-29-8258-2644. We also have an office in the United States at c/o West Windsor Professional Center, 51 Everett Drive, Suite A-20, West Windsor, NJ 08550. Our telephone number at that location is 609-799-1889.

Background and History

      Our company was organized under the laws of the State of Nevada on February 11, 1998. On September 29, 2004, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Lanbo Financial Investment Company Group Limited ("LFIC"), all of the stockholders of LFIC (the "LFIC
Stockholders"), and Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"). Under the Exchange Agreement, we acquired all of the outstanding capital stock of LFIC in exchange for our issuance to the LFIC Stockholders and KRM Fund of 19,285,714 shares of our common stock.

      LFIC and Newstar

      LFIC was incorporated in September 2003 in the territory of the British Virgin Islands. The authorized capital of LFIC is $10,800,000 divided into 10,800,000 registered shares with a par value of $1.00 per share. LFIC is an investment holding company and does not have any activities other than some general administrative expenses. As of September 30, 2004, LFIC through its wholly owned subsidiary, Newstar, principally engaged in the construction, development, and sale of residential units in China.

      Newstar was established during May 1992 as a state-owned enterprise, whose former name is Xian New Star Group Real Estate Development Co. Ltd, and was formerly subjected to logistics department of LAN Zhou Military area of the People's Liberation Army of China. Newstar was reorganized as a limited company with equity capital invested by management personnel in September 1999. Newstar is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company. Its Articles of Association provide for a 54 year term beginning September 7, 1999 with registered capital of approximately US$3,140,000 (RMB 26,000,000). On March 28, 2002, the registered capital of Newstar was increased to approximately US$6,050,000 (RMB 50,000,000).

      On September 16, 2003, LFIC acquired 100% interest in Newstar for US$6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there are two payment terms for this purchase. The first payment of 15% of the total purchase price of Newstar was paid on December 31, 2003, and the second payment on the remaining balance will be payable by June 30, 2005. Lanbo obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). The first payment of $1,080,000 was made on December 30, 2003 from Lanbo to Newstar. This payment was in accordance with the requirement of the acquisition, but the funds have not been disbursed to the previous stockholders of Newstar.

      Reverse Merger/Takeover

      On November 3, 2004, we consummated the transactions contemplated by the Exchange Agreement, dated as of September 29, 2004 and subsequently amended on October 18, 2004, by and among our company, LFIC, the LFIC Stockholders and KRM Fund.

      Pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock of LFIC in exchange for our issuance to the LFIC Stockholders and KRM Fund of 19,285,714 shares of our common stock. Immediately following the closing of the Exchange Agreement, we issued an additional 13,928,571 shares of our common stock to various individuals and entities (the "New Stockholders") who had provided consulting, legal and advisory services to LFIC. The issuance of our shares of common stock to the LFIC Stockholders and the New Stockholders was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to Section 4(2) thereof.

      Immediately following the closing of the Exchange Agreement, LFIC became our wholly-owned subsidiary and we had a total of 35,714,285 shares of its common stock issued and outstanding. LFIC Stockholders owned approximately 54.0% of the issued and outstanding shares of our common stock, our stockholders of immediately prior to the closing (the "Existing Stockholders") owned approximately 7.0% of the shares of our issued and outstanding common stock, and the New Stockholders owned approximately 39.0% of our issued and outstanding common stock.

      Effective as of the closing of the Exchange Agreement, Kevin R. Keating resigned as our sole director. Our current board of directors consists of Pingji Lu, Xiaohong Feng, Yaru Du and Genxiang Xiao (the "Management Members"). Pursuant to the Exchange Agreement and a certain Voting Agreement by and among LFIC, the LFIC Stockholders, the New Stockholders and KRM Fund (the "Voting Agreement"), one of the vacant director positions will be filled by a person designated by KRM Fund, which person shall be an independent director and a financial expert, qualified and available to serve on our audit and compensation committee, and otherwise acceptable to the LFIC Stockholders ("KRM Fund Designee"). Under the terms of the Voting Agreement, the LFIC Stockholders and the New Stockholders have agreed to vote their shares of our common stock to elect the KRM Fund Designee to our board of directors for a period of one year following the closing of the Exchange Agreement. Under the terms of the Exchange Agreement, the remaining two vacant director positions will be filled by a persons selected by the Management Members and will be independent directors.

Industry and Market Overview

      People's Republic of China

      China has experienced rapid economic growth in the last twenty years. According to China's Department of Commercial Affairs, China's gross domestic product ("GDP") achieved an annual growth rate of 9.7% from 1980 to 1999. According to the National Statistics Bureau of China, the GDP of China in 2004 was RMB 13,651.5 billion, up 9.5% over the previous year.

      We believe that the primary reasons behind China's strong economic growth are (i) a robust domestic consumer demand resulting from rising consumer confidence and disposable income, (ii) increasing foreign direct investment after accession into the World Trade Organization, (iii) surging investments in real estate and infrastructure, as exhibited by a boom in the real property market. We believe that a paradigm shift is taking place in China, characterized by some major economic and political improvements, such as a de-politicization of Chinese society, growing private business, an emerging unified national market and integration into the global value chain.

      Real Estate Industry

      China is in the midst of a rapid urbanization process. There are now over 400 million Chinese living in urban areas. Despite policies to limit population growth, China's urban population has been increasing and real estate investment has been thriving. Real estate investment has grown considerably, but not at a rate we believe is excessive relative to GDP growth. We believe that there is still strong growth potential in Chinese real estate investments. According to the National Statistics Bureau of China, real estate investment in China increased from RMB 15,000 million in 1978 to RMB 401,017 million in 1999. Southnet News reports in China's Youth Newspaper that from the late 1990s to 2004, there was an annual average growth rate of approximately 20% in real estate investments.

      Since the late 1990s, Chinese government reforms in urban and rural housing policies have promoted the concept of the family residence in allowing individuals to purchase their own homes, and opportunities for financing such purchases through banks and other funds have become available to individuals. Previously, homes were owned by companies for their employees, and there was no market for real estate at the individual level. A viable and vibrant real estate market has emerged with these reforms. The effect of the emerging housing industry on the financial sector was considerable. According to the National Statistics Bureau of China, in 2004 individuals accounted for 93.3% of the total sales of commercial buildings.

      Geographically, our core property business is based in Xi'an, the industrial heartland of western China. Xi'an is an ancient city, well known for its terracotta soldiers. Xi'an is also the largest city in western China with a population of eight million and is an important technological, commercial and cultural center. Xi'an plays an important strategic role in the Chinese government's "Going West" policy.

      Acquisition Opportunities

      We believe that the economic growth in China opens acquisition opportunities. We believe that diversification by acquisition of undervalued, privately-owned, small and mid-sized enterprises (SMEs) and former state owned enterprises (SOEs) in businesses with potentially high growth is an effective strategy to profit from the economic growth in China. In particular, we believe that we can take advantage of such opportunities in the consumer electronics sectors.

      China is undergoing a national privatization scheme for SOEs. The Chinese government is encouraging private and foreign investors to take over SOEs at attractive valuations (less than net book value in some cases) despite the fact that some SOEs are in good operating condition. The Chinese government has promulgated a series of incentive policies for foreign investment in China like tax rebates. We believe that a cost-effective acquisition of undervalued SOE assets has significant potential for future capital gains. Xi'an is also known for its concentration of SOEs, which we believe creates acquisition opportunities for us as these SOEs become privatized by the Chinese government.

      At the same time, China is already becoming a very important global marketplace with its low labor cost and the largest potential consumer market in the world. A large number of small and medium enterprises (including some privatized SOEs) are growing at exponential rates. With such rapid growth, many SMEs are running short of capital and need various alternative financing sources. Given the limited bank resources available to SMEs, equity financing is an alternative way that has provided the private and foreign investors the opportunity to take over substantial portions of equity in these companies at attractive valuations.

Current Projects

      Junjing Garden Project

      The Junjing Garden project is a community development project with 15 residential buildings in Xi'an City, Shaanxi Province, the People's Republic of China. Construction on the first five buildings of the Junjing Garden project was completed at the end of our fourth quarter for 2004, and construction on the remaining buildings is scheduled for completion at the end of fiscal 2005. The combined salable areas of our Xinxing Gangwan and Junjing Garden projects may reach up to 90,000 square meters. The sale price ranges from $386 to $483 per square meter. The sales for our current projects are subject to factors such as housing design, location, and sales price.

      Newstar has entered in a RMB Fund Borrowing Contract, dated November 30, 2004 (the "Loan Agreement"), with the Sub-branch of China Construction Bank located at Xi'an Zhuque Road ("Construction Bank") and a Mortgage Contract, dated November 25, 2004 (the "Mortgage"), with Construction Bank.

      The Loan Agreement provides for a loan of RMB 40 million from the Construction Bank to be applied to the construction investment of our Junjing Garden project. The loan was funded on December 7, 2004, has a term of 30 months, and bears a fixed monthly interest rate of 5.76%, calculated on a daily basis. The loan is subject to a fixed monthly interest rate of 11.52% if it is not used for the construction investment of the Junjing Garden project and a fixed monthly interest rate of 8.64% on overdue amounts. Newstar may prepay part of or all of the principal of the loan with 30 days notice to Construction Bank. The Loan Agreement contains customary covenants, including disclosure to Construction Bank of certain of Newstar's financial and accounting information, and customary default provisions. The loan is secured by the property of and work in progress on the Junjing Garden project.

      Xidu Tower

      Xidu Tower is a 26 floor commercial and residential structure (with two floors underground) situated on 4200 square meters of land in North Jinhua Road in Xi'an City. Newstar entered into a Transfer Agreement, dated November 4, 2004 (the "Transfer Agreement"), with Shaanxi Province International Trust and Investment Co. Ltd. (the "Assignor") and the Xincheng District Commerce and Trade Bureau of Xi'an City (the "Bureau") pursuant to which the Assignor shall transfer Xidu Tower to Newstar for payment of transfer expenses of US$10.8 million and approximately RMB 20.5 million (a total of RMB 110.0 million. Newstar paid an initial installment of US$ 3.6 million and RMB 33.0 million for the transfer as of January 2005, and the Assignor has agreed to accept payments on the remainder of the transfer expenses at a later date than originally provided for in the Transfer Agreement. The planning and architectural design for our project on this land have been completed. We currently anticipate opening quotation and distribution in the second quarter of 2005 and completing the project in fiscal 2005.

      Tangdu Machine Factory

      In April 2003, Newstar successfully acquired the Tangdu Machine Factory. The Tangdu Machine Factory is situated on more than 60,000 square meters of land on Jiangong Road in Xi'an City. The documentation for the land transfer has been completed. Newstar currently intends to develop as a residential community on this land, and we anticipate that the project will begin in 2007 and be completed in 2009.

Competition

      We believe that the economic globality and high growth of China's economy has made market competition more fierce while simultaneously creating opportunities for developing enterprises. Competition is more fierce in industries in China with higher potential for growth. We believe that the real estate development in which we are engaged and customer electronic sectors in which we intend to be engaged in through acquisitions are just such industries.

      There are four other real estate companies in Xi'an similar in scale to our subsidiary, Newstar. Competitive factors in our market include the ability to reserve land for development, access capital and develop quality products recognized by consumers. The Chinese government has instituted a "Bid, Auction or Quotation" policy which has increased the cost of land. We believe that we have more advantages and experience than our competitors in obtaining land through the acquisition of state-owned enterprise. For example, we obtained the land for the In Home project through the acquisition of a factory that was an SOE. We have reserved more than 60,000 square meters of land in our acquisition of the Tangdou Machine Factory. The large state-owned real estate development companies in our markets, however, often have a competitive advantage over us in obtaining land through the government.

      We also believe that we have advantages over our competitors in obtaining financing. We believe that we have maintained good relations with the banks we have dealt with and, based on our history of good credit, banks have offered us favorable terms on loans. This has reduced our funding cost considerably. Additionally, as a publicly traded company on a United States market, we believe that we have better access to capital markets than our competitors.

      On product design, we have employed well-known designers, such as WSP, based in Germany, to develop residential houses with attractive ergonomics, technology and health and environmental protection for our consumers. Our company has won numerous awards for our projects, including for our Xinxing-Mingyuan and Xinxing-Junjingyuan projects, which we believe demonstrate our innovation and ability to satisfy consumer requirements and give us a competitive advantage in the real estate industry in the Shaanxi province.

      In the consumer electronic industry, we will face two major types of competitors in China if we succeed in expanding our business into that industry. First, foreign companies founded by well-known international electronic companies will have significant market shares with strong capital and technology support from their parent companies. Second, Chinese domestic electronic companies, which are not as advanced as their international competition in technology, may have competitive advantages in manufacture and marketing. We cannot assure that we will be able to successfully compete against the greater resources of the foreign companies or the focus of the domestic companies.

Business Strengths

      Innovative Financing Plans and Cost Effective Acquisition Strategies. With limited capital resources and land reserves, we have developed real estate projects with innovative financing plans and cost effective acquisition strategies such as land-apartment trade offs and acquisitions of bankrupt SOEs with sizeable land reserves. By the end of 2003, we had completed seven commercial and residential real estate projects. Our sales increased ten fold from $2.35 million in 2000 to $21.24 million in 2003. Our developed areas totaled 70,844 square meters in 2004 and land reserves reached 60,000 square meters. Due to our growing influence in the local market, the Xi'an government is currently seeking collaboration with us on a number of key property development projects such as Xi'an Science and Technology Park and Logistics Park.

      Efficiency in quality and cost control. We believe that market share is best attained through high quality products and services. We believe that we have established an all-encompassing approach to quality and cost control over our subsidiaries and subcontractors. From the fundamental corporate level, we utilize statistical methodologies for production efficiency and quality measurement. We implement advanced quality control methods and internal information management systems. We have adopted the ISO9002 ISO9001: 2000 standard operation system and ISO14001: 1994 operation system.

      Experienced Management. Our management team is comprised of seasoned professionals in the real estate development industry, who have experience in turning struggling businesses profitable. Approximately, 54% of our staff have master's degrees or above and 60% are experienced in Chinese and international markets. Most of our staff have experience in mergers and acquisitions, venture capital, real estate, infrastructure projects, and high technologies. We believe that the strength of our management team comes from their innovative spirit, entrepreneurial outlook, strong business skills, and relevant expertise.

      A Leading Name in the Real Estate Market. In the current Chinese real estate market, we believe that we are strong in adhering to quality control and the client service principle in the properties we develop. We believe that we have developed into a premium image in our operating market, and we have received awards in recognition of our performance. In September 2003, we were awarded "the top ten performance enterprise in Xi'an" by both the Association of Real Estate of Xi'an and the Center of Societal and Economic Development in Xi'an . In December 2004, we were recognized as one of the "Top Ten Flagship Real Estate Enterprises of Shaanxi Province" by the Association of Shaanxi Real Estate. During Newstar's ten years of business, we have received more than 25 awards.

      A Successful Track Record of Real Estate Acquisitions. Historically, acquisitions have been an integral part of our property development strategy. Most of our land used and reserves has come from underperformed SOEs located in urban areas of China. We have in the past sought cost effective ways to take over the targeted companies and their land. During the course of our acquisitions, we have accumulated extensive hands-on experience in acquiring SOEs. All of our acquisitions and their ensuing property projects have been profitable to date.

      Good Bank Relations. Banking facilities are limited for property development in China because Chinese banks are selective towards real estate developers and private companies. We believe that we have maintained good relations with the banks we have dealt with and, based on our history of good credit, banks have offered us favorable terms on loans. This has reduced our funding cost considerably. Newstar was recognized as a "Good Credit Enterprise" in 2002, 2003 and 2004 by the China Bank Guild, comprised of 27 banks. It was also recognized as a "AAA enterprise in the Shaanxi construction industry" in July 2004 by the Shaanxi Province Enterprise Credit Association.

      Comprehensive Acquisition and Risk Management System. We have formed a comprehensive set of acquisition and risk management systems, both on the operational and managerial level. On the operational level, we have a professional and experienced team to screen and select potential projects. On the corporate level, we have a Strategic Decision Committee and Risk Management Committee comprised of experts from specific industry fields and financial and legal advisors in China to evaluate proposed projects. We believe that our board of directors' oversight further enhances the risk management on decision making and supervision of performance. We believe that this system has proven effective in our past projects. Considering the basic elements common to acquisitions of SOEs in China, we believe that this system can be readily applied to acquisitions of companies in other industries.

         Depth of Human Capital. Newstar, our operating company, was originally an affiliated company of the PRC army. We have transitioned into a private company while still retaining key management members who used to work in a military environment. As such, we have applied some approaches from this military background to our business operations regarding target orientation, efficiency and discipline. We believe that this corporate culture is critical for a holding company managing different subordinate entities and projects.

Business Strategy

      Continue Growth of Core Real Estate Development Business. We intend to continue to grow our core real estate development business. Simultaneously continuing our residential real estate development work, we intend to also focus on the operational development and utilization of land and carry over our business strategy from residential development into land operation projects. With land operation projects, we would focus on commercial and tourism related project development. We intend to continue the steady development of Xi'an as our home base, but we intend to gradually penetrate and expand our business into second class cities in the Yangtze Delta and Bo Sea Bay.

      With economic growth, the Chinese government has implemented new investment policies that allow for certain credit lines to finance real estate projects, allow certain enterprises to use their equity as collateral to finance projects and encourage companies to attract foreign capital. Land developers will have alternative ways of financing real estate development. We believe that we will be able to take advantage some of these opportunities in the future. Additionally, our clients are increasingly financing their purchases through mortgages and installment payment plans with favorable low interest rates financed by banks, and borrowing from the Chinese government's housing reserve funds.

      Diversification through Strategic Acquisitions. We intend to evolve into a diversified industrial conglomerate through low cost acquisition strategies focusing selectively on SOEs and SMEs in high growth sectors in China. We intend to acquire strategic assets in the fast growing electronic consumer industry in order to establish a counter-cyclical and complementary asset portfolio. We currently have letters of intent for three acquisitions of Chinese companies, subject to our obtaining financing for these acquisitions.

      Investment in Long-Term Growth Opportunities. We believe our core competency lies in the acquisition and management skills evidenced in our past history of successful executions of real estate acquisitions. Given the long-term return nature of the real estate business, our strategy is to acquire SOEs and recently privatized companies at attractive valuations, and then grow the business.

      We divided our procedure of strategic buyouts into three parts. First, we intend to target companies with large potential markets, strong competitive advantages and the potential for high growth. Second, through horizontal consolidation and vertical consolidation, we intend to continue to complete our internal management, generate our corporate culture, develop our company into a profitable and strong diversified investment holding company. Thirdly, we intend to expand our market share, enhance dominance in the industries we enter and utilize economies of scale to generate core competitive advantages in China.

Recent Developments

      We entered into three letters of intent, each dated November 30, 2004, for the acquisition of 55% of the business of Nanjing Damei Real Estate Development Co., Ltd. ("Nanjing Damei"); 65% of the business of Shenzhen Qingbao Science and Technology Co., Ltd. ("Shenzhen Qingbao") and 60% of the business of Weifang Gongda Tele-communications Co., Ltd. ("Weifang Gongda"). Under the terms of the letters of intent, the closing of the transactions are anticipated to occur in the first half of 2005, subject to our obtaining financing. In each transaction, we have agreed to pay consideration in the form of stock to certain of the target company's stockholders and make a capital contribution to a joint venture to be formed by the target company and us.

      We cannot make any assurances that each of the acquisitions will close. The closing of each of the acquisitions remains subject to our obtaining financing for the capital contributions we will be obligated to make to the joint ventures we will form with each of the target companies. Additionally, the closing of each acquisition remains subject to the negotiation and execution of a definitive agreement, the completion of due diligence in all respects satisfactory to us, the completion of a certified audit of the target company according to U.S. GAAP and the receipt of all required approvals and consents from governmental authorities and agencies and third parties. The final purchase price for each acquisition will be subject to adjustments according to a financial valuation of each target company.

      Nanjing Damei is a privately-held real estate development company in Nanjing, Jiangsu Province, China, mainly engaged in residential real estate development since its inception in 1994. The Nanjing Damei letter of intent anticipates that we will acquire 55% of the business of Nanjing Damei in consideration for the issuance of $1.0 million in convertible preferred stock of our company (bearing 5% interest per annum) to the Nanjing Damei stockholders and a capital contribution of $12.0 million in cash to a joint venture to be created by Nanjing Damei and us. It is anticipated that $2.0 million will be paid at the closing, $2.436 million will be paid within six months after the closing, and the balance to be paid within twelve months after the closing. $0.5 and $0.5 million of the convertible preferred stock will be issued as series A and series B, respectively (each series is further described below).

      Shenzhen Qingbao is a privately-held technology firm focused on manufacturing various cards used in computers, such as sound cards and display cards. Shenzhen Qingbao also engages in system integration and design of networking systems, application of networking production, development of software and hardware, and the assembly and marketing on an agency basis of computers and their accessories and electronic components. The Shenzhen Quingbao letter of intent anticipates that we will acquire 65% of the business of Shenzhen Quingbao in consideration for the issuance of $2.0 million in convertible preferred stock of our company to the Shenzhen Quingbao stockholders and a capital contribution of $5.12 million in cash to a joint venture to be created by Shenzhen Quingbao and us. It is anticipated that $1.68 million will be paid at the closing, and the balance will be paid within six months after the closing. $1.0 and $1.0 million of the convertible preferred stock will be issued as series A and series B, respectively.

      Weifang Gongda is a Sino-foreign joint venture specializing in manufacturing Electrets Condenser Microphones (ECM). Weifang Gongda microphones can be found in a wide number of products ranging from audio and video conferencing systems to computer monitors and cellular phones. The microphones are also used with different Bluetooth technology items. The Weifang Gongda letter of intent anticipates that we will acquire 60% of the business of Weifang Gongda at closing in consideration for the issuance of $2.4 million in convertible preferred stock of our company (bearing 5% interest per annum) to the Weifang Gongda stockholders and a capital contribution of $2.6 million in cash to a joint venture to be created by Weifang Gongda and us. It is anticipated that $0.9 million will be paid at the closing, and the remaining $1.7 million will be paid within six months after the closing. $1.2 and $1.4 million of the convertible preferred stock will be issued as series A and series B, respectively.

      The convertible preferred stock to be issued in the acquisitions will be divided into two classes, with series A convertible preferred stock redeemable one year after the closing of the applicable acquisition, and series B convertible preferred stock redeemable twenty-four months after the closing of the applicable acquisition.

Government Regulation

      We are subject to all applicable laws, policies and regulations that govern the financial guarantee industry in China adopted by China's central bank, the People's Bank of China ("PBOC"), which sets monetary policy and, together with the State Administration of Foreign Exchange, foreign-exchange policies. According to the 1995 Central Bank law, the State Council maintains oversight of PBOC policies. As a U.S. public company, we are also subject to Federal and state securities laws.

Employees

      As of December 31, 2004, we had 84 full-time employees. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our employee relations are good. We contract with third parties on various aspects of our land development projects, such as design and construction.

                                  RISK FACTORS

      In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects. The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results or operations or prospects, financial or otherwise. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

Risks Related to Our Business

      Our revenues may vary from quarter to quarter due to when our real estate projects are completed.

      We sell residential real estate units in real estate development projects. We recognize revenue when a sale is consummated, which only occurs when a project is completed. As with revenue, we recognize cost of sales when a sale is consummated, which we recognize only when a project is completed. Our sales are not verified until the completion of our real estate development projects. Our revenues are subject to the timing of when our projects are completed.
Additionally, fluctuating or inconsistent demand for our products by our customers may affect our revenues.

      Our growth strategy to acquire companies may not be successful, and if it is not, our ability to generate revenues through these vehicles may be impaired.

      One component of our growth strategy is to evolve into a diversified industrial conglomerate through low cost acquisition strategies focusing selectively on SOEs and SMEs in high growth sectors in China. There can be no assurance that we will be able to successfully identify, acquire on favorable terms or integrate such companies. If any acquisition is completed, there can be no assurance that such acquisition will enhance our business, results of operations or financial condition. Any such future acquisitions may be subject to a number of risks, including:

      o     the diversion of management time and resources;

      o the difficulty of assimilating the operations and personnel of the acquired companies;

      o     the potential disruption of our ongoing business;

      o the difficulty of incorporating acquired technology and rights into our products and services;

      o     unanticipated expense related to technology integration;

      o difficulties in maintaining uniform standards, controls, procedures and policies;

      o the impairment of relationships with employees and customers as a result of any integration of new management personnel;

      o     potential unknown liabilities associated with acquired businesses.

      Further, in connection with these acquisitions we may issue shares of our common stock or securities convertible into our common stock. If the value of our stock declines, or other adverse circumstances arise, we face the risk that the parties to these acquisitions or joint ventures may seek ways to terminate the transaction, or may hinder or prevent us from accessing important information regarding the financial and business operations of these companies. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Any acquisitions we decide to pursue may be subject to the approval of the relevant Chinese government authorities, as well as any applicable Chinese rules and regulations. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

      We may in the future face increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on terms favorable to us. We may require additional debt or equity financing for future acquisitions or joint ventures, which financing may not be available on terms favorable to us, if at all. We have entered into letters of intent for the acquisition of Nanjing Damei, Shenzhen Qingbao and Weifang Gongda. The closing of each of the acquisitions remains subject to our obtaining financing for the capital contributions we will be obligated to make to the joint ventures we will form with each of the target companies. While we expect these acquisitions to strengthen our company, the anticipated benefits of these acquisitions may not be achieved.

      If our customers do not accept our proposed designs, our revenue will be adversely affected.

      We dedicate personnel, management and financial resources to developing and designing residential housing projects for our customers. Our time frame for the development and construction of major real estate projects typically ranges from one to three years. If our customers do not accept our proposed designs, we will fail to capitalize on the invested resources, time and effort that we expended on a project and our revenue would be adversely affected.

      Our growth and ability to generate revenue could be curtailed if we are unable to obtain required additional financing.

      We have entered into three letters of intent for the acquisition of Nanjing Damei, Shenzhen Qingbao and Weifang Gongda. The closing of each of the acquisitions remains subject to our obtaining financing for the capital contributions we will be obligated to make to the joint ventures we will form with each of the target companies. We cannot make any assurances that each of the acquisitions will close or that we will achieve our investment objectives. We will need to raise additional funds through public or private financing, which may include the sale of equity securities. The issuance of these equity securities could result in dilution to our stockholders. If we are unable to raise capital when needed, our business strategy will be affected, which could severely limit our ability to grow the company and our ability to generate revenue.

      Additionally, if we are unable to achieve our investment objectives, your investment in our company will be concentrated in a relatively small number of projects and industry sectors in China. Such concentration in projects and sectors may compound any negative impact to our business, financial condition and results of operations by factors adversely affecting our industry or market.

      Our investment objectives may subject you to risks in multiple industries.

      We are looking to acquire companies operating in various industries. If we achieve our investment objectives, your investment in our company will be subject to the risks of industries beyond real estate. While we believe that diversification will help establish a counter-cyclical and complementary asset portfolio, we cannot assure you that this will be the case.

      Moreover, if we achieve our investment objectives, we currently plan on maintaining the current management teams of the acquired companies because we believe they know their company's business and industry well. We cannot, however, eliminate the risks of our management's oversight of subsidiaries operating in diverse industries which they may not be familiar with.

      We may increase our indebtedness to fund our operations and investment objectives, which could adversely affect our financial condition.

      To fund our operations and investment objectives, including our current real estate development projects and future acquisitions, we may need to raise additional funds through public or private financing, including taking on additional indebtedness. We cannot assure you that we will incur indebtedness on commercially reasonable terms or at all. Additional indebtedness we take on may make us more vulnerable to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, future investments, capital expenditures and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds. Additionally, the instruments or agreements for indebtedness that we may incur may limit our ability to operate, change or expand our business, make future investments and make dividends and distributions to our stockholders.

      Our investment in current and future subsidiaries not listed on any stock exchange could impair our exit from such investments.

      Our current investment in our subsidiaries are not, and if we meet our investment objectives, our future investment in subsidiaries will not be, in companies listed on any stock exchange, and we cannot assure you that any such subsidiaries will be listed on a stock exchange in the future. The liquidity in our investments is and will be limited. This could impair our exit from our current and future investments.

      The industry in which we compete is highly concentrated.

      We expect competition to persist and intensify in the future. There are four other real estate companies in Xi'an similar in scale to our subsidiary, Newstar. Competitive factors in our market include the ability to reserve land for development, access capital and develop quality products recognized by consumers. We believe that we have more advantages and experience than our competitors in obtaining land through the acquisition of state-owned enterprise. The large state-owned real estate development companies in our markets, however, often have a competitive advantage over us in obtaining land through the government. We also believe that we have advantages over our competitors in obtaining financing and in product design. However, competitive pressures from current or future competitors could cause our products to lose market acceptance or require us to significantly reduce the price of our services to keep and attract clients. These factors may adversely affect our business, financial condition and results of operations.

      Our success is highly dependent upon the continuing service of our officers, management team and other personnel, including our Chairman of the Board and Chief Executive Officer, Pingji Lu.

      Competition in our industry for executive-level personnel is strong, and recruiting, training, and keeping qualified key personnel with both technical and market expertise are important factors in our ongoing success and survival. Pingji Lu, our Chairman of the Board and Chief Executive Officer, is key to our management and direction. We have an employment agreement with Mr. Lu which continues through December 31, 2006. Should key employees like Mr. Lu leave we may lose both an important internal asset and revenues from customer projects tied to those employees. We cannot assure you that we would be able to find a replacement for Mr. Lu with his equivalent business experience and skills.

Risks Associated with Doing Business in Greater China

      All of our current, as well as near-term future revenues, are expected to be derived from China. There are substantial risks associated with doing business in greater China, as set forth in the following risk factors.

      Our operations and assets in greater China are subject to significant political and economic uncertainties.

      Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. In addition, although the Chinese government has in recent years implemented measures emphasizing the reduction of state ownership of productive assets, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our future manufacturing expansion. The Chinese government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

      Fluctuations in the value of the Chinese currency relative to foreign currencies could affect our operating results.

      We have historically conducted transactions with customers, paid payroll and other costs of operations in Chinese national currency, the Renminbi. To the extent our future revenue may be denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

      We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

      The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

      Failure to comply with the United States Foreign Corrupt Practices Act could adversely impact our competitive position and subject us to penalties and other adverse consequences.

      We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Investing in Our Common Stock

      Certain of our stockholders control a significant amount of our common stock.

      Certain of our stockholders who were originally shareholders of LFIC prior to the closing of the Exchange Agreement own approximately 54% of our issued and outstanding common stock. Approximately 48% of these shareholders have entered into a voting trust agreement with Pingji Lu, who has sole investment and voting power over their shares of our common stock. As a result, this group has the ability to significantly influence the election of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other shareholders.

      Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

      There has not been significant trading in our common stock.

      Our common stock is quoted on the Over-the-Counter Bulletin Board and to date, there has been a limited trading market for our common stock. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

o     variations in our quarterly operating results;

o     announcements that our revenue or income are below analysts' expectations;

o     general economic slowdowns;

o     changes in market valuations of similar companies;

o     sales of large blocks of our common stock;

o     announcements   by  us  or  our  competitors  of  significant   contracts,
      acquisitions,   strategic   partnerships,   joint   ventures   or  capital
      commitments;

o     fluctuations  in stock market prices and volumes,  which are  particularly
      common  among  highly   volatile   securities   of   internationally-based
      companies.

      Our common stock is subject to regulations prescribed by the Securities and Exchange Commission relating to "penny stocks".

      The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. Our common stock meets the definition of a penny stock and is subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investor, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

      We do not anticipate paying dividends in the foreseeable future.

      We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our board of directors does not have an audit committee.

The board of directors currently does not have any committees. As a public reporting company listed on the OTC Bulletin Board, we are required to have an audit committee pursuant to the Exchange Act. We have undergone a significant change in management since our recent completion of a reverse merger with a change in control of the reporting company. We intend to begin an active search for individuals who will qualify to serve on our audit committee and as an audit committee financial expert. If we are unable to establish in timely manner an audit committee that complies with the requirements of the Exchange Act, we may face the consequences of being in violation of listing requirements and the U.S. federal securities laws. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future.

ITEM 2. DESCRIPTION OF PROPERTY

      Our headquarters are located at 6 East Friendship Road, Han Garden 4th Floor, Xi'an, China. On October 23 2003, Lanbo signed a lease with Newstar Real Estate Development Inc., to lease 1179.08 square meters as our corporate office. This lease continues through October 2005. We also have an office in the United States at c/o West Windsor Professional Center, 51 Everett Drive, Suite A-20, West Windsor, NJ 08550. We have an 18 month lease which started in October 2004. We pay $500 per month for this space of approximately 400 square feet.

      Our current real estate, on which we have projects or hold in reserve for future development, are as follows:

       Name of project           Geographic location                   Salable area(m2)      Actual area(m2)
       ---------------           -------------------                   ----------------      ---------------
       Xinxng-Junjingyuan
       (second phase)            North Jinhua Road Xi'an City               140,000.00              5,600.00

       Xidu Mansion              East Erhuan of Xi'an City                   45,000.00              8,173.00

       Tangdu Machinery Factory
       Project                   South Erhuan of Xi'an City                 250,000.00             60,666.00

       Xi'an Shimian Factory
       Project                   Dongzhan Road of Xi'an City                250,000.00             68,667.00

       Total                                                                685,028.00            143,106.00

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended December 31, 2004, no matters were submitted to a vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      We amended our certificate of incorporation on November 12, 2004, changing our name from "Micro Interconnect Technology, Inc." to "Lanbo Financial Group, Inc". Our common stock is traded on the OTC Bulletin Board under the symbol "LNBO." Prior to November 29, 2004 our common stock was traded on the OTC Bulletin Board under the symbol "MITR."

      As of December 31, 2004, our authorized capital stock consisted of 50,000,000 shares of common stock, par value $0.001 per share, and 35,714,285 shares of common stock were issued and outstanding. The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported on such quotation system, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending:                          High                         Low

2003

March 31, 2003                          $ 0.01                      $ 0.01
June 30, 2003                           $ 0.01                      $ 0.01
September 30, 2003                      $ 0.01                      $ 0.01
December 31, 2003                       $ 0.01                      $ 0.01

2004

March 31, 2004                          $ 0.01                      $ 0.01
June 30, 2004                           $ 1.20                      $ 1.20
September 30, 2004                      $ 1.20                      $ 1.20
December 31, 2004                       $ 1.25                      $ 1.25


      There were 67 record holders of our common stock as of March 28, 2005. We have not declared or paid dividends on our common stock to date and intend to retain future earnings, if any, for use in our business for the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

      Our company was organized under the laws of the State of Nevada on February 11, 1998. On September 29, 2004, we entered into the Exchange Agreement with LFIC, the LFIC Stockholders, and the KRM Fund. Under the Exchange Agreement, we acquired all of the outstanding capital stock of LFIC in exchange for our issuance to the LFIC Stockholders and KRM Fund of 19,285,714 shares of our common stock.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-KSB.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item to this Report for our critical accounting policies. No significant changes in our critical accounting policies have occurred since September 30, 2003.

Overview - Ongoing Projects

      The table below provides information on the size and estimated sales volume of our ongoing real estate development projects, as of December 31, 2004.


                                                                  Sales volume
                                        Sales area                (dollars in
         Name of project                  (square meters)          thousands)
         ---------------                  ---------------          ----------
         Xinxing Gangwan                        38,593                $ 14,190
         Xinxing Junjingyuan                    29,360                  10,490
         Xinxing Hanyuan                         8,990                   1,730
         Xinxing in Home                         9,666                   4,180
         Other projects                         17,851                   9,670
           Total                               104,460                $ 40,260

Overview - Results of Operations

      Fiscal Year ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003.

      Revenues. Revenues were $40,258,202 in fiscal 2004, as compared to $22,240,129 for fiscal 2003. The increase in revenues is attributable to the completion of additional projects. For fiscal 2004, we had revenues of $14.19 million for Xinxing Gangwan, $10.49 million for Xinxing Junjingyuan, $1.73 million for Xinxing Hanyuan, $4.18 for Xinxing In Home and $9.67 million for other projects.

      We recognize revenue when a sale is consummated, which only occurs when a project is completed. In fiscal 2004, our sales for some of Xinxing Junjingyuan were not verified until the completion of that project in the first quarter of fiscal 2005.

      Cost of sales. The cost of sales consists of cost of land development, construction and interior design and decoration. Cost of sales was $27,259,981 in fiscal 2004, as compared to $13,356,866 for fiscal 2003. The increase in cost of sales is attributable to the completion of additional projects. As with revenue, we recognize cost of sales when a sale is consummated, which only occurs when a project is completed.

      Gross profit. Gross profit was $12,998,221 in fiscal 2004, as compared to $7,883,263 for fiscal 2003.

      Net income. Net income was $4,525,488 in fiscal 2004, as compared to $3,575,863 for fiscal 2003. The increase in net income is attributable to creative marketing strategy to promote the sales, , reductions in costs attributable to improvements in our budget and cost management system implemented in fiscal 2004, offset by $2,892,945 in legal, auditing and transaction expenses associated with our reverse merger with LFIC in fiscal 2004.

      Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of advertising cost for sales, management overhead and general office expenses. SG&A expenses were $1,236,856 in fiscal 2004, as compared to $2,138,113 for fiscal 2003. The decrease in SG&A expenses is attributable to the decrease of management overhead in payroll for our administrative offices and consulting fees and decrease in doubtful other receivables.

      As a result of the foregoing, income before income taxes totaled $8,084,128 for fiscal 2004 and $5,404,902 for fiscal 2003. Provision for income taxes expenses is $3,558,640 for fiscal 2004 and $1,829,039 for fiscal 2003. The result of the above tax calculations resulted in net income of $4,525,488 and $3,575,863 for fiscal 2004 and 2003, respectively.

Income Taxes

      Provisions of $3,558,640 for taxes have been recorded for fiscal 2004.

Liquidity and Capital Resources

      As of December 31, 2004, we had $199,956 of cash and cash equivalents and $(21,335,533) of working capital as compared to $476,352 and $(27,937,702), respectively, at December 31, 2003. We believe that we currently generate sufficient cash from operating activities to support our operations.

      Newstar is currently developing several projects which will require financing. First, in connection with our Junjing Garden project, Newstar has entered in a Loan Agreement with Construction Bank and a Mortgage Construction Bank. The Loan Agreement provides for a loan of RMB 40 million from the Construction Bank to be applied to the construction investment of our Junjing Garden project. The loan was funded on December 7, 2004, has a term of 30 months, and bears a fixed monthly interest rate of 5.76%, calculated on a daily basis. The loan is subject to a fixed monthly interest rate of 11.52% if it is not used for the construction investment of the Junjing Garden project and a fixed monthly interest rate of 8.64% on overdue amounts. The loan is secured by the property of and work in progress on the Junjing Garden project. We are also financing the Junjing Garden project with approximately $216.5 million from the proceeds of our previously completed projects. At December 31, 2004, we had invested approximately $19.3 million in the Junjing Garden project. Second, we will require approximately $14.5 million to finance our acquisition of Xidu Tower. Third, we will need approximately $2.2 million for the project on the Tangdu Machine Factory land. We believe that we will be able to obtain adequate funding sources to support the three above named projects.

      The Chinese government has increasingly tightened its credit policies over the real estate development industry in China to attempt to limit overexpansion. We believe that these credit policies will increase pressure on financing needs for our future development projects.

      With economic growth, the Chinese government has implemented new investment policies that allow for certain credit lines to finance real estate projects, allow certain enterprises to use their equity as collateral to finance projects and encourage companies to attract foreign capital. Land developers will have alternative ways of financing real estate development. We believe that we will be able to take advantage some of these opportunities in the future. Additionally, our clients are increasingly financing their purchases through mortgages and installment payment plans with favorable low interest rates financed by banks, and borrowing from the Chinese government's housing reserve funds.

      We have entered into three letters of intent for the acquisition of Nanjing Damei, Shenzhen Qingbao and Weifang Gongda. The closing of each of the acquisitions remains subject to our obtaining financing for the capital contributions we will be obligated to make to the joint ventures we will form with each of the target companies. We cannot make any assurances that each of the acquisitions will close or that we will achieve our investment objectives. We will need to raise additional funds through public or private financing, which may include the sale of equity securities and/or taking on additional indebtedness.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

      The following financial statements required by this item are included in the section beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Under  the  supervision  and  with  the  participation  of  the  Company's management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

      Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8A. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The following table sets forth certain information regarding our directors and executive officers as of March 28, 2004:


             Name                   Age                          Position
             ----                   ---                          --------
                                             Chairman of the Board and Chief Executive

Pingji Lu                           54       Officer

Yulong Wan                          41       Chief Financial Officer
                                             Executive Vice President, Chief Operating

Genxiang Xiao                       42       Officer and Director

Xiaohong Feng                       40       Director

Yaru Du                             33       Director

      Pingji Lu has been our Chairman of the Board and Chief Executive Officer since November 2004. He is the founder of LFIC, where he has been the Chairman of the Board and Chief Executive Officer since its formation in September 2003, and Newstar, where he has been the Chairman of the Board and Chief Executive Officer since 1998 and previously General Manager from 1992. Mr. Lu skillfully grew Newstar by purchasing land at low cost, exchanging future housing development for land, implementing mergers and reorganizations, constructing high-quality buildings, resolving investment obstacles with credit and accelerating turnover. He adopted the business strategy of dominating the regional market and introducing European style housing. He has developed commercial and residential projects covering more than 500,000 square meters, which have earned 19 awards such as "Good Credit Company" in Shanxi Province, and "Top 10 Best Performance Company" in Xian City. He is also a member of the Enterprise Credit Association of Shanxi Province. Mr. Lu also has more than 30 years of military work experience from 1969 to 1999 where he acted as Senior Colonel. Mr. Lu graduated from Xian Army College with a major in architectural engineering.

      Yulong Wan has been our Chief Financial Officer since November 2004 and Chief Financial Officer of LFIC since 2003. Mr. Wan is a senior accountant, CPA, director of the Accountant Association of Shanxi Foreign Investment Corporations, and member of China's CPA Association. Prior to joining our company, he served as the Chief Financial Officer for Xi'an Royal Hotel from 1999 to 2003, worked for Xi'an Huadi Accountant Office from 1996 to 1999, was the Financial Director and Vice President of Xi'an Xingda Minerals Development Company of National Architecture-Material Bureau from 1993 to 1995, and was the Financial Director of Northwest Geological Company of National Architecture-Material Bureau from 1984 to 1993. Mr. Wan has an accounting degree from Shanghai Construction Material Institute, and an MBA from Xian Jiaotong University.

      Genxiang Xiao has been our Executive Vice President, Chief Operating Officer and a director since November 2004 and a director and Executive Vice President of LFIC since October 2003. He was a director and President of Newstar from January 1999 to October 2003. Mr. Xiao was a director of Newstar from 1999 to 2003, where he was responsible for developing real estate and debt financing. Mr. Xiao has successfully increased cash flows while decreasing land development costs. He is experienced in acquiring and purchasing real estate, employee and staff reorganization, and property restructuring. Mr. Xiao received his MBA from Xian Jiaotong University.

      Xiaohong Feng has been a director  since  November  2004.  Mr. Feng joined
Newstar in January 2003 as President and a director. Prior to joining our company, he was a director and President of Xian Hong Hua Industry, Inc. He is a member of the China Architecture Association, Vice-President of the Real Estate Association of Shaanxi Province, and Vice-Director of the Decoration Association of Xi'an. Under Mr. Feng's leadership, since 2002, Newstar has won 13 awards including "China's Best-Known Real Estate Brand" awarded by the Xi'an municipality and the Association of the Real Estate Industry. He also won the coveted Elite of Shaanxi Real Estate Industry award in 2004 by the Association of the Real Estate Industry of the Shaanxi Province. Mr. Feng graduated from Xian Architecture and Technology University, and holds a master's degree in Architecture Science.

      Yaru Du has been a director since November 2004, a director of LFIC since 2003. Mrs. Du is also a director of Shaanxi Aidi Financial Investment Consulting Co., Ltd, where she was a financial manager from February 2003 through June 2004. Previously she was a financial manager with Xianyang Pianzhuan Group Co., Ltd from 1999 through 2003. She graduated from the Shaanzi Broadcast and Television University in 1993 with a degree in finance and accounting.

      The directors named above will serve until the next annual meeting of our shareholders and until his successor shall have been elected and qualified. Executive officers of the Company are appointed at the discretion of the Board of Directors for a term of one year or until their successors are duly elected. There are no family relationships among the officers and directors.

      Board Composition

      Our by-laws allow for up to nine directors, as such number may be fixed by our board of directors. Our board of directors currently consists of four directors, Pingji Lu, Xiaohong Feng, Yaru Du and Genxiang Xiao. Pursuant to the Exchange Agreement and the Voting Agreement, one of the vacant director positions will be filled by a person designated by KRM Fund, which person shall be an independent director and a financial expert, qualified and available to serve on our audit and compensation committee, and otherwise acceptable to the LFIC Stockholders. Under the terms of the Voting Agreement, the LFIC Stockholders and the New Stockholders have agreed to vote their shares of our common stock to elect the KRM Fund Designee to our board of directors for a period of one year following the closing of the Exchange Agreement. KRM Fund has not designated a KRM Fund Designee to date. Under the terms of the Exchange Agreement, the remaining two vacant director positions will be filled by persons selected by the Management Members and will be independent directors.

      Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the board of directors will meet regularly on a quarterly basis and additionally as required.

      Because we are currently listed on the Over-the-Counter Bulletin Board, we are eligible for exemptions from provisions of the Exchange Act requiring independent directors, certain independent board committees and written charters addressing certain corporate governance matters. We have elected to take advantage of these exemptions at this time.

      Director Compensation

      We currently do not have a policy on outside director compensation, but we will establish one when we add such new directors to our board.

      Audit Committee Financial Expert

      We do not currently have an audit committee. We have undergone a significant change in management since our recent completion of a reverse merger with a change in control of the reporting company. We intend to begin an active search for individuals who will qualify to serve on our audit committee and as an audit committee financial expert.

      Employment Agreements

      We have employment agreements with each of our executive officers. Our employment agreement with Mr. Lu continues until December 31, 2006. Under his employment contract, Mr. Lu earns a basic salary of RMB 7,000 per month, a salary of up to RMB 7,000 per month for meeting his employment obligations during the applicable month, and a bonus payable at the end of the year based on performance meeting his employment obligations during the year, with all components capped at RMB 500,000 in the aggregate for one year. Under his employment contract, Mr. Wan earns a basic salary of RMB 3,125 per month, a salary of up to RMB 3,125 per month for meeting his employment obligations during the applicable month, and a bonus payable at the end of the year based on performance during the year, with all salary components capped at RMB 150,000 in the aggregate for one year. Our board of directors evaluates Messrs. Lu and Wan's performance for the year.

      Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

      There was a failure by each of the following to timely file their respective Form 3's: Pingji Lu, Yulong Wan, Genxiang Xiao, Xiaohong Feng, Yaru Du, Xuesong Li and Zhiyong Shi. To our knowledge, based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2004.

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chairman of the Board and Chief Executive Officer. There are no other executive officers whose annual compensation exceeded $100,000 for the fiscal years ended December 31, 2004, 2003 and 2002:


                                                                              Long Term Compensation

                                               Annual Compensation           Awards         Payouts
                                               -------------------           ------         -------

                                                                           Restricted                           All
                             Fiscal         Salary                           Stock       Stock                 Other
  Name/Principal Position     Year           ($)      Bonus ($)  Other ($)  Award ($)    Options   LTIP ($)   Comp. ($)
----------------------------------------------------------------------------------------------------------------------
Pingji Lu                     2004        $ 60,000   $ 40,000      --          --         --         --         --
                              2003        $ 30,000         --      --          --         --         --         --
                              2002        $ 30,000         --      --          --         --         --         --

      None of our executive officers received any stock options in the fiscal year ended December 31, 2004, nor did they exercise any such options in the same period.

Option/SAR Granted During the Last Fiscal Year

      None.

Long Term Incentive Plans/Awards in the Last Fiscal Year

      None.

Equity Incentive Plan

      None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 28, 2005, we had 35,714,285 shares of common stock issued and outstanding. Set forth below is information regarding the beneficial ownership of our common stock as of March 28, 2005 by (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of the our directors, and (iii) each of the our executive officers. The term "executive officer" is defined as the Chief Executive Officer and the Chief Financial Officer. Unless otherwise indicated, the address for each person listed below is c/o Lanbo
Financial Company Group, Ltd., 6 Youyi Donglu, Xinxing Hanyuan, Xi'an, F4 710054, People's Republic of China. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

      The following table sets forth, as of March 28, 2004, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.


              Name of Beneficial Owner                 Amount of beneficial ownership         Percent of class
--------------------------------------------------------------------------------------------------------------------
Meiyi Xia
2416 Ravens Crest Drive
Plainsboro, NJ 08536                                             3,035,714                             8.5%

Yingshing To
c/o Shannxi Aidi Investment Consulting Co. Ltd
11th floor, Xinxing Mansion
No. 88 Jianguo Road, Xi'an 710001
People's Republic of China                                       2,857,143                             8.0%

Keating Reverse Merger Fund
5251 DTC Parkway, Suite 1090
Greenwood Village, CO 80111-2739                                 2,000,000                             5.6%

Pingji Lu (2)                                                   17,208,714                            48.2%

Yulong Wan                                                              --                               *

Genxiang Xiao (3)                                                1,099,286                             3.1%

Xiaohong Feng (3)                                                  979,714                             2.7%

Yaru Du (3)                                                      2,857,143                             8.0%
c/o Shannxi Aidi Investment Consulting Co. Ltd.
11th Floor, Xinxing Mansion
No. 88 Jianguo Road, Xi'an 710001
People's Republic of China

All directors  and  executive  officers as a group
(5 persons)                                                     22,144,857                            62.0%

------------

* Represents less than one percent (1%)

(1) In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2) 4,061,571 shares of common stock were issued to Mr. Lu at the closing of the Exchange Agreement, and 13,145,143 shares of common stock were issued to certain stockholders of LFIC, at the closing of the Exchange Agreement. Mr. Lu, as the Voting Trustee pursuant to that certain Voting Trust Agreement, by and among Mr. Lu and LFIC Stockholders, dated September 28, 2004, has sole investment and voting power over those stockholders' shares of our common stock.

(3) These shares of common stock are subject to the Voting Agreement, whereby Mr. Lu, as the Voting Trustee, has sole investment and voting power over these shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the closing of the Exchange Agreement, we entered into a financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer and affiliate of one of our principal stockholders, Keating Reverse Merger Fund, under which Keating Securities would be compensated by us for its advisory services rendered to us in connection with the Exchange Agreement. The transaction advisory fee was $150,000. The financial advisory agreement also appointed Keating Securities as our exclusive placement agent for private and public offerings of our securities during the one year period following the closing of the Exchange Agreement.

      In connection with the closing of the Exchange Agreement, Meiyi Xia, Yingshing To and Yaru Du each received shares of our common stock equal to 8% of our issued and outstanding common stock in exchange for consulting services pursuant to the terms of the Exchange Agreement.

ITEM 13. EXHIBITS AND ANNUAL REPORTS ON FORM 8-K

      (a)   Exhibits.


        3.1 (1)           Articles of Incorporation.

        3.2 (2)           Articles of Merger, amending the Articles of Incorporation.

        3.2 (3)           Amended and Restated By-laws.

        31.1              Certification  of Chief Executive  Officer  pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.

        31.2              Certification  of Chief Financial  Officer  pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.

        32.1              Certification  of Chief Executive  Officer  pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002.

        32.2              Certification  of Chief  Financial  Officer  pursuant to Section 906 of
                          Sarbanes-Oxley Act of 2002.

      (1) Previously filed with the Commission as an Exhibit to Amendment No. 3 of the Company's Registration Statement on Form SB-2/A (SEC File No. 333-52721) filed on February 1, 1999 and incorporated herein by reference.

      (2) Previously filed with the Commission as an Exhibit to the Company's Report on Form 8-K filed November 19, 2004, and incorporated herein by reference.

      (3) Previously filed with the Commission as an Exhibit to the Company's Report on Form 8-K filed January 7, 2005, and incorporated herein by reference.

      (b)   Current reports on Form 8-K.

      Report on Form 8-K filed October 10, 2004 reporting entry into a definitive agreement in connection with the reverse merger/takeover of the Company by LFIC.

      Report on Form 8-K filed November 5, 2004 reporting the issuance of securities in connection with the reverse merger/takeover of the Company by LFIC and a change in control of the Company.

      Report on Form 8-K filed November 5, 2004 reporting a change in the Company's certifying accountants.

      Report on Form 8-K filed November 19, 2004 reporting a filing of the articles of merger merging Lanbo Financial Group, Inc. into the Company and related amendment to the Company's articles of incorporation change its name to "Lanbo Financial Group, Inc."

      Report on Form 8-K filed December 17, 2004 reporting entry into definitive agreements in connection with the Junjing Garden Project, the acquisition of Xidu Tower and three acquisitions of Chinese companies.

      We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During fiscal 2003 and the first two quarters of fiscal 2004, our principal independent auditor was Pritchett, Silver & Hardy, P.C. The audit of our annual financial statement and review of our financial statements for this 10-KSB and our 10-QSB for the period ended September 30, 2004, respectively, were performed by our current principal independent auditor L.L. Bradford & Company, LLC. The following are the services provided and the amount billed:

Audit Fee

      The aggregate fees billed for professional services rendered by L.L. Bradford & Company, LLC for the audit of our annual financial statement and review of financial statements included in this 10-KSB and our 10-QSB report for the period ended September 30, 2004, respectively, and services normally provided by the accountant in connection with statutory and regulatory filings or engagements was $148,000.

      The aggregate fees for professional services rendered by Pritchett, Silver & Hardy, P.C. for each of the last two fiscal years for the audit of our annual financial statement and review of financial statements included in our 10-KSB and 10-QSBs prior to our engagement with L.L. Bradford & Company, LLC and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,356 for the fiscal year ended December 31, 2004 and $10,697 for the fiscal year ended December 31, 2003.

Audit-Related Fees

      Other than as disclosed under "Audit Fee" above, there were no fees billed in either of the last two fiscal years for other audit related services.

Tax Fees

      There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

All Other Fees

      There were no fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

      We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LANBO FINANCIAL GROUP, INC.
                                   (Registrant)

Date:  March 31, 2005              By: /s/ Pingji Lu
                                       -------------------------------------

                                   Name: Pingji Lu
                                   Title: Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  March 31, 2005              By: /s/ Yulong Wan
                                       --------------------------------------
                                   Name: Yulong Wan
                                   Title: Chief Financial Officer
                                  (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Signature                         Capacity in Which Signed                     Date
-----------------------------------------------------------------------------------------------------------------
By:   /s/ Pingji Lu                              Chairman of the Board and Chief Executive
      ---------------------------------------
Pingji Lu                                        Officer                                     March 31, 2005

By:   /s/ Yulong Wan                             Chief Financial Officer                     March 31, 2005
      ---------------------------------------
          Yulong Wan

By:   /s/ Genxiang Xiao
      ---------------------------------------
Genxiang Xiao                                    Director                                    March 31, 2005


By:   /s/ Xiaohong Feng
      ---------------------------------------
Xiaohong Feng                                    Director                                    March 31, 2005


By:   /s/ Yaru Du
      ---------------------------------------
Yaru Du                                          Director                                    March 31, 2005

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Lanbo Financial Group, Inc.
(Formerly known as Micro Interconnect Technology, Inc.)
Xi'an City, China

We have audited the accompanying consolidated balance sheets of Lanbo Financial Group, Inc. (Formerly known as Micro Interconnect Technology, Inc.) as of December 31, 2004 and 2003 and the related consolidated statements of income and other comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lanbo Financial Group, Inc. (Formerly known as Micro Interconnect Technology, Inc.) as of December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

L.L. Bradford & Company, LLC
March 5, 2005
Las Vegas, Nevada

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                                                   2004              2003
                                                                               ------------      ------------
CURRENT ASSETS:
   Cash                                                                        $    199,956      $    476,352
   Cash - restricted                                                              1,508,376           854,536
   Accounts receivable, trade, net of allowance for doubtful
     accounts of $370,246 and $314,768 as of December 31, 2004 and 2003,
     respectively                                                                 3,790,974           768,617
   Other receivables, net of allowance for doubtful accounts of $1,090,852
     and $1,090,852 as of December 31, 2004 and 2003, respectively                   23,313         3,431,423
   Other receivables - related party                                                     --           466,247
   Employee advances                                                                     --           146,912
   Prepaid expense                                                                5,952,638         2,085,945
                                                                               ------------      ------------
     Total current assets                                                        11,475,257         8,230,032
                                                                               ------------      ------------

REAL ESTATE HELD FOR DEVELOPMENT OR SALE                                         27,571,614        32,960,243

PLANT AND EQUIPMENT, net                                                          2,545,782         1,348,827

LONG-TERM INVESTMENT                                                              2,598,430         2,695,847

OTHER ASSETS:
   Deferred charges - net                                                               825             1,066
                                                                               ------------      ------------
     Total other assets                                                                 825             1,066
                                                                               ------------      ------------

       Total assets                                                            $ 44,191,908      $ 45,236,015
                                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                     $  5,789,210      $  9,596,591
   Advances from customers                                                        2,172,476         5,510,463
   Accrued Liability                                                              5,923,608           243,314
   Income and other taxes payable                                                 5,230,841         2,588,877
   Other payables                                                                   190,655         2,071,489
   Other payables - related party                                                 5,881,000         6,961,000
   Short term loans payable - bank                                                7,623,000         9,196,000
                                                                               ------------      ------------
     Total current liabilities                                                   32,810,790        36,167,734
                                                                               ------------      ------------

   Long term loans payable - bank                                                 4,235,000         5,808,000
                                                                               ------------      ------------

          Total liabilities                                                      37,045,790        41,975,734

COMMITMENTS AND CONTINGENCIES                                                            --                --

SHAREHOLDERS' EQUITY:
   Common stock, $1.00 par value, authorized 10,800,000 shares,
     35,714,286 shares issued and outstanding                                        35,715            19,286
   Paid-in-capital                                                                8,634,109         6,085,641
   Statutory reserve                                                              1,859,899           686,579
   Retained earnings                                                              2,376,395         2,228,775
   Owner contribution receivable                                                 (5,760,000)       (5,760,000)
   Accumulated other comprehensive income                                                --                --
                                                                               ------------      ------------
     Total shareholders' equity                                                   7,146,118         3,260,281
                                                                               ------------      ------------
       Total liabilities and shareholders' equity                              $ 44,191,908      $ 45,236,015
                                                                               ============      ============

The accompanying notes are an integral part of this statement.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                               2004              2003
                                                           ------------      ------------
GROSS REVENUES                                             $ 40,258,202      $ 21,240,129

COST OF SALES                                                27,259,981        13,356,866
                                                           ------------      ------------

GROSS PROFIT                                                 12,998,221         7,883,263

OTHER OPERATING INCOME                                               --           190,148

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,236,856         2,138,113
                                                           ------------      ------------

INCOME FROM OPERATIONS                                       11,761,365         5,935,298

REVERSE MERGER TRANSACTION EXPENSE                           (2,892,945)               --

OTHER EXPENSE, net of other income                             (784,292)         (530,396)
                                                           ------------      ------------

INCOME BEFORE INCOME TAX                                      8,084,128         5,404,902

PROVISION FOR INCOME TAXES                                    3,558,640         1,829,039
                                                           ------------      ------------

NET INCOME                                                    4,525,488         3,575,863

OTHER COMPREHENSIVE INCOME (LOSS):
         Foreign currency translation adjustment                     --                --
                                                           ------------      ------------
COMPREHENSIVE INCOME                                       $  4,525,488      $  3,575,863
                                                           ============      ============

BASIC AND DILUTED INCOME
    PER COMMON SHARE                                               0.21              0.19
                                                           ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                                21,105,675        19,285,714
                                                           ============      ============

The accompanying notes are an integral part of this statement.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                               Number           Common          Paid in        Statutory
                                                             of shares           stock          capital         reserves
                                                            -----------      -----------      -----------     -----------
BALANCE, December 31, 2002                                   19,285,714      $    19,286      $ 6,081,888     $   150,199
                                                            ===========      ===========      ===========     ===========

     Net Income
     Capital contribution                                                                           3,753
     Adjustment to statutory reserve                                                                              536,380
     Stock receivable
     Cash received in consideration of stock receivable
     Foreign currency translation adjustments
                                                            -----------      -----------      -----------     -----------
BALANCE, December 31, 2003                                   19,285,714      $    19,286      $ 6,085,641     $   686,579
                                                            ===========      ===========      ===========     ===========

     Net income
     Recapitalization as a result of merger                   2,500,000            2,500              167
     Stock issued for reverse merger expense                 13,928,572           13,929        2,548,301
     Adjustment to statutory reserve                                                                            1,173,320
     Dividend distributed
     Stock receivable
     Foreign currency translation adjustments
                                                            -----------      -----------      -----------     -----------
BALANCE, December 31, 2004                                   35,714,286      $    35,715      $ 8,634,109     $ 1,859,899
                                                            ===========      ===========      ===========     ===========
                                                                                              Accumulated
                                                                                Owner           other
                                                              Retained       Contribution    comprehensive
                                                              earnings        Receivable     income (loss)       Totals
                                                            -----------      -----------     -------------     -----------
BALANCE, December 31, 2002                                  $  (810,708)     $        --      $        --      $ 5,440,665
                                                            ===========      ===========      ===========     ===========

     Net Income                                               3,575,863                                          3,575,863
     Capital contribution                                                                                            3,753
     Adjustment to statutory reserve                           (536,380)                                                --
     Stock receivable                                                         (6,840,000)                       (6,840,000)
     Cash received in consideration of stock receivable                        1,080,000                         1,080,000
     Foreign currency translation adjustments                                                                           --
                                                            -----------      -----------      -----------     -----------

BALANCE, December 31, 2003                                  $ 2,228,775      $(5,760,000)     $        --     $ 3,260,281
                                                            ===========      ===========      ===========     ===========

     Net income                                               4,525,488                                          4,525,488
     Recapitalization as a result of merger                                                                          2,667
     Stock issued for reverse merger expense                                                                     2,562,230
     Adjustment to statutory reserve                         (1,173,320)                                                --
     Dividend distributed                                    (3,204,548)                                        (3,204,548)
     Stock receivable                                                                                                   --
     Foreign currency translation adjustments                                                                           --
                                                            -----------      -----------      -----------     -----------
BALANCE, December 31, 2004                                  $ 2,376,395      $(5,760,000)     $        --     $ 7,146,118
                                                            ===========      ===========      ===========     ===========

The accompanying notes are an integral part of this statement.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                               2004              2003
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $  4,525,488      $  3,575,863
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
        Depreciation                                            209,113           156,714
        Loss on disposal of fixed assets                                            3,979
      (Increase) decrease in assets:
        Change in restricted cash                              (653,840)         (692,212)
        Accounts receivable - trade                          (3,566,857)          627,852
        Other receivables                                     3,408,110           617,492
        Other receivables - related party                       466,247          (466,247)
        Inventories                                           5,388,629       (16,394,365)
        Employee advances                                       146,912           (96,828)
        Prepaid expenses                                     (3,866,693)         (782,191)
        Deferred charges                                            241             2,232
      Increase (decrease) in liabilities:
        Accounts payable                                     (3,807,381)        7,153,780
        Advances from customers                              (3,337,987)        1,043,039
        Wages and benefits payable                            5,680,294            29,690
        Other taxes payable                                   2,641,964         2,562,420
        Accrued liability                                                              --
        Other payables                                       (1,880,834)       (1,998,541)
        Other payables - related party                       (1,080,000)          121,000
                                                           ------------      ------------
          Net cash used in operating activities               4,273,406        (4,536,323)
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase (decrease) in Long-term investments                 97,417        (2,695,847)
    Increase in registered capital                            2,564,897                --
    Purchase of equipment and automobiles                    (1,406,068)          (33,565)
                                                           ------------      ------------
          Net cash used in investing activities               1,256,246        (2,729,412)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend paid                                            (3,204,548)               --
    Cash received in consideration of stock receivable                          1,080,000
    Borrowings (payments) on short term notes payable        (2,601,500)        5,929,000
                                                           ------------      ------------
          Net cash provided by financing activities          (5,806,048)        7,009,000
                                                           ------------      ------------

INCREASE (DECREASE) IN CASH                                    (276,396)         (256,735)

CASH, beginning of year                                         476,352           733,087
                                                           ------------      ------------

CASH, end of year                                          $    199,956      $    476,352
                                                           ============      ============

The accompany notes are an integral part of this statement.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

Background

On November 12, 2004, Lanbo Financial Group, Inc. (the Company) changed its name from Micro Interconnect Technology, Inc. to Lanbo Financial Group, Inc.

Micro Interconnect Technology, Inc. (the "Company" or "Lanbo") was organized under the laws of the State of Nevada on February 11, 1998. The Company had planned to license internally developed patented processes that would improve the production of printed circuit boards. The Company discontinued its patent licensing business effective November 4, 2003.

On September 29, 2004, Lanbo entered into a Share Exchange Agreement ("Exchange Agreement") with Lanbo Financial Investment Company Group Limited ("LFIC"), all of the stockholders of LFIC ("LFIC Stockholders"), and Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"). Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of LFIC in exchange for the Company's issuance to LFIC Stockholders of 19,285,714 shares of the Company's common stock.

The purchase of LFIC and the issuance of Lanbo common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

LFIC was incorporated on September 24, 2003 in the territory of the British Virgin Islands. The authorized capital of the Company is $10,800,000 divided into 10,800,000 registered shares with a par value of $1.00 per share. The Company is an investment holding company and does not have any activities other than some general administrative expenses. As of September 30, 2004, LFIC through its wholly owned subsidiary, Xian New Star Real Estate Development Co., Ltd ("Newstar"), principally engaged in the construction, development, and sale of residential units in the People's Republic of China ("PRC").

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

On September 16, 2003, LFIC, a non-operating investment holding company, acquired 100% interest in Newstar, an operating Chinese registered limited liability company, for US$6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment equal to at least 15% of the total purchase price of Newstar was payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. The Company obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). The first payment of $1,080,000 was made on December 30, 2003 from LFIC to Newstar. This payment was in accordance with the requirement of the acquisition; however the funds have not been disbursed to the previous stockholders of Newstar.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former owners of Newstar extended this payment to June 30, 2005.

The purchase of Newstar and the issuance of LFIC common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

The reporting entity

The consolidated financial statements of the Company reflect the activities of its 100% owned subsidiary, LFIC and LFIC's 100% owned subsidiary, Newstar. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred during 1999 due to common management and ownership. The consolidated financial statements generally reflect only the activities of Newstar at its historical cost since the parent company, LFIC had no activities for the years ended December 31, 2002 and 2001. The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

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

The following summarizes the components of real estate inventory at December 31:

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                       2004              2003
                                                   -----------       -----------

XingXing Mansion                                    $       --       $ 1,848,442
XingXing Litu Ming Yuan                                146,926           177,693
Zhang An District project                                              1,043,044
XingXing Ming Yuan                                      45,133           377,291
XingXing Han Yuan                                                      2,326,645
XingXing Home In                                     2,000,413         4,658,388
XingXing Gang Wen                                    2,755,720
XingXing JunJin Yuan                                16,722,369
                                                   -----------       -----------

Real estate held for sale and rent                  21,670,561        10,431,503
XingXing Hotel                                              --           760,252
XingXing Gang Wen                                           --         3,082,128
XingXing JunJin Yuan                                 2,371,571        15,318,356
TownDu Machine Manufacture                           3,529,482         3,368,004
                                                   -----------       -----------

Real estate under construction                       5,901,053        22,528,740
                                                   -----------       -----------

Total                                              $27,571,614       $32,960,243
                                                   ===========       ===========

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2004 and 2003, interest incurred and capitalized by the Company was $352,540 and $323,141, respectively.

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company has not recognized any impairment loss of real estate inventories for the years ended December 31, 2004 and 2003.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $209,113 and $156,714, respectively. Estimated useful lives of the assets are as follows:

                                                         Estimated Useful Life
                                                         ---------------------
Buildings                                                       20 years
Machinery and equipment                                        1-3 years
Vehicles                                                       5-6 years
Electronic equipment                                           2-5 years
Office furniture                                               4-5 years

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. In 2001, 2002 and 2003, the Company recognized an impairment loss of approximately $303,963.

Plant and equipment consist of the following at December 31:

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                            2004              2003
                                        -----------       -----------
Buildings and improvements              $ 3,253,916       $ 1,971,939
Machinery and equipment                      99,436            90,648
Transportation equipment                    156,667            84,067
Furniture and fixture                        89,477            46,675
                                        -----------       -----------
       Totals                             3,599,496         2,193,329

Accumulated depreciation                   (749,751)         (540,539)
Reserve for impaired assets                (303,963)         (303,963)
                                        -----------       -----------
       Property and equipment, net      $ 2,545,782       $ 1,348,827
                                        ===========       ===========

Accounts receivable, trade

Accounts receivable, trade consists of balances due from customers for the sale of residential units in the PRC. In cases where the customers deposit more than 50% of the total purchase price, the Company may defer the remaining purchase price. These deferred balances are unsecured, bear no interest and are due within one year from the date of the sale.

Accounts receivables of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than one year old. As of December 31, 2004 and 2003, the Company has established an allowance for doubtful accounts of $370,246 and $314,768, respectively.

Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature.

Other receivables are reviewed annually as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than one year old. As of December 31, 2004 and 2003, the Company has established an allowance for doubtful accounts of $1,090,852.

Prepaid expenses

Prepaid expenses consist of balances paid to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC.

Long term Investment

During the year of 2003, Newstar made the following investments. In accordance with Accounting Research Bulletin 51, as amended, the Company has accounted for these two investments based on the equity method due to control not resting with the Company and governmentally imposed uncertainties which cast significant doubt on the Company's ability to control the subsidiary. During 2004, the Company began to transfer the ownership however due to restrictions imposed by the Chinese government and approvals required from former employees, control of the investments does not rest with the Company. According to a resolution of the Board of directors dated May 10, 2004, Newstar will transfer its whole equity capital in the above two investment companies in the near future. On December 26, 2004 the board of directors reevaluated and confirmed the Company's decision. The management of Newstar does not intend to continue to take control of the management of those companies. Those two investments are accounted for based on equity method in year 2004 as follows:

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        Investee            Initial Cost    Ownership      AS 12/31/2003      (loss)income     AS 12/31/2004
        --------            ------------    ---------      -------------      ------------     -------------
Xian Xin Da Di Science
 Development Ltd            $ 2,299,000       95%          $ 2,227,276.00      $ (119,336)      $ 2,107,940

Xian Xin Li Moca
 Material Ltd                   484,000       80%              468,572.00          21,918           490,490
                            -----------                    --------------      ----------       -----------
Total                       $ 2,783,000                    $ 2,695,848.00      $  (97,418)      $ 2,598,430
                            ===========                    ==============      ==========       ===========

During September 2003, Newstar invested $2,299,000 in Xian Xin Da Di Science Development, Ltd. The operations of Xian Xin Da Di Science Development, Ltd. are primarily related to project investment.

During 2003, Newstar advanced $466,247 to Xian Xin Da Di Science Development Ltd. The balance is unsecured, non-interest bearing and due on demand.

During July 2003, Newstar invested $484,000 in Xian Xin Li Moca Material, Ltd. The operation of Xian Xin Li Moca Material, Ltd. is related to producing equipment.

As of December 31, 2004, Newstar had an unpaid balance of $121,000 for the investment in Xian Xin Li Moca Material Ltd.

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

Recently issued accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company's adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2004 and 2003 amounted to $40,515 and $475,352, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash-restricted

The Company, through its bank agreements, is required to maintain certain amounts which buyers have deposited with the Company which allows the buyers to obtain mortgage loans from the bank. These balances are subject to withdrawal restrictions totaling $1,508,376 and $854,536, as of December 31, 2004 and 2003, respectively.

Advertising cost

The Company expenses advertising costs as incurred. For the years ended December 31, 2004, 2003, the Company incurred advertising costs of $869,816 and $674,402, respectively.

Financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2004, 2003.

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

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

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

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company through its subsidiary, Newstar, is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability company prior to December 24, 2003. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on incomes reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.

The provision for income taxes at December 31 consisted of the following:

                                                        2004             2003
                                                     ----------       ----------
Provision for China Income and local tax             $3,558,640       $1,829,039
Deferred taxes                                               --               --
                                                     ----------       ----------
       Total provision for income taxes              $3,558,640       $1,829,039
                                                     ==========       ==========

Income taxes, (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                     2004             2003
                                                    ------           ------
U.S. Statutory rates                                  34.0%            34.0%
Foreign income not recognized in USA                 (34.0)           (34.0)
China income taxes                                    33.0             33.0
                                                    ------           ------
       Totals                                         33.0%            33.0%
                                                    ======           ======

Advances from customers

Advances from customers consist of amounts paid to the Company for the sale of residential units in the PRC. In the PRC, the customer will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized in accordance with Statement of Financial Accounting Standard No. 66 (Accounting for Sales of Real Estate).

Other payables

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature.

Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the years ended December 31, 2004 and 2003.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The weighted average numbers of shares used calculate EPS reflect the additional shares issue from the merger acquisition on September, 2004 retroactively starting January 1, 2003.

Note 2 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $80,950 and 130,712 for the years ended December 31, 2004 and 2003, respectively. Interest paid for the years ended December 31, 2004 and 2003 amounted to $672,079 and $920,945 respectively.

Note 3 - Employee advances

Other non-current assets represents cash advances to officers and employees for cash based business transactions incurred for the payment of operating expenses and purchases from various vendors.

Note 4 - Short-term loans payable - bank

Short term notes payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term notes payable at December 31, consisted of the following:

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                         2004            2003
                                                      ----------      ----------

Commercial Bank Weilai  Branch
       due July 27, 2005  monthly  interest
       at 0.57525%, guaranteed by the Company
       Xing Xing Mansion and Ming Yuan Projects       $5,445,000      $       --

Commercial Bank Weilai Branch
       due January 16, 2005 monthly interest
       at 0.59474%, guaranteed by the Company
       Xing Xing Home In Project                       2,178,000              --

Construction Bank Zhuque Road Branch
       Due October 16, 2004,  monthly  interest
       at 0.460%, guaranteed by the Company
       Xing Xing Han Yuan Project                             --       1,815,000

Construction Bank Zhuque Road Branch
       Due Novermber 26, 2004, monthly interest
       at 0.460%, guaranteed by the Company
       Xing Xing Han Yuan Project                             --         726,000

Commercial Bank Weilai Branch
       Due July 28, 2004, monthly interest
       at 0,57525%, guaranteed by the Company
       Xing Xing Ming Yuan Project                            --       5,445,000

Commercial Bank Weilai Branch
       Due July 30, 2004, monthly interest
       at 0,57525%, guaranteed by the Company
       Xing Xing Ming Home In Project                         --       1,210,000
                                                      ----------      ----------
          Total                                       $7,623,000      $9,196,000
                                                      ==========      ==========

Note 5 - Long Term debt

Long term debt at December 31, consisted of the following:

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                         2004            2003
                                                      ----------      ----------

Construction Bank  Zhuque  Road  Branch
       Due May 25, 2007,  monthly  interest
       at 0.5758%, guaranteed by the Company
       Xing Xing JunJin Yuan Project                   4,235,000              --

Construction Bank  Zhuque Road  Branch
       Due March 21, 2006 monthly  interest
       at 0.4575%, guaranteed by the Company
       Xing Xing Gang Wen Project                             --       3,630,000

Commercial Bank South Two Ring Road Branch
       Due January 16, 2005, montly interest
       at 0.59475%, Guaranteed by the Company
       Xing Xing Home In Project                              --       2,178,000
                                                      ----------      ----------
          Total                                       $4,235,000      $5,808,000
                                                      ==========      ==========

As of December 31, 2004, principal payments on long term debt are as follows:

                         2005               $       --
                         2006                       --
                         2007                4,235,000
                                            ----------
                                            $4,235,000
                                            ==========

Total interest expense on all bank debt for the years ending December 31, 2004 and 2003 amounted to $1,025,597 and $920,945, respectively.

Note 6 - Reserves and dividends

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises' income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital.

The proportion of allocation for statutory public welfare fund and enterprise expansion fund is decided by the enterprise itself. A wholly-owned Foreign Invested Enterprise does not have to establish or contribute to an enterprise expansion fund.

Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. When the statutory surplus reserve fund of a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the company will either distribute new shares in proportion to the number of shares held by the each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the board of directors' resolution, Newstar transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of Newstar's registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the years ended December 31, 2004 and 2003, Newstar transferred $782,214 and $357,586, respectively which represents 10% of the years' net income determined in accordance with PRC accounting rules and regulations to this surplus reserve. In addition, the Company voluntarily transferred $391,106 and $178,794 to a statutory surplus reserve fund for the year ended December 31, 2004 and 2003, respectively.

Pursuant to the board of directors' resolution, a total dividend of $3,204,548 was paid for the year ended December 31, 2004.

Note 7 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. During 2002, the Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount of those benefits is made at 34% of monthly basic salaries of the current employees. For the years ended December 31, 2004 and 2003, the Company made contributions in the amount of $8,623and $7,095, respectively.

Note 8 - Related party transactions and contingencies

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former Newstar owners agreed to extend this payment to June 30, 2005.

During 2003, Newstar advanced $466,247 to Xian Xin Da Di Science Development Ltd. The balance is unsecured, non-interest bearing and due on demand and was paid off during 2004.

As of December 31, 2004, Newstar had an unpaid balance of $121,000 for the investment in Xian Xin Li Moca Material Ltd.

Note 9- Shareholders' equity

On September 29, 2004, Lanbo entered into the Exchange Agreement with LFIC, LFIC Stockholders, and the KRM Fund. Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of LFIC in exchange for the Company's issuance to LFIC Stockholders of 19,285,714 shares of the Company's common stock.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase of LFIC and the issuance of Lanbo common stock have been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

On September 16, 2003, LFIC, a non-operating investment holding company, acquired 100% interest in Newstar, an operating Chinese registered limited liability company, for US$6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment equal to at least 15% of the total purchase price of Newstar was payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. The Company obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). The first payment of $1,080,000 was made on December 30, 2003 from LFIC to Newstar. This payment was in accordance with the requirement of the acquisition; however the funds have not been disbursed to the previous stockholders of Newstar.

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former Newstar owners agreed to extend this payment to June 30, 2005.

The purchase of Newstar and the issuance of LFIC common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

The Company has not granted warrants or options for the years ended December 31, 2004 and 2003. The Company has no warrants or options outstanding as of December 31, 2004 and 2003.

Note 10- Purchase of 100% interest

On September 16, 2003, LFIC acquired 100% interest in Newstar for US$6,840,000 (RMB 56,505,430). There were two payment terms for this purchase. LFIC obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on the date a new business certificate issued on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and total investment is approximately $6,840,000 (RMB 56,505,430). The initial payment under the notes for $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former Newstar owners agreed to extend this payment to June 30, 2005

On September 29, 2004, Lanbo entered into an Exchange Agreement with LFIC, the LFIC Stockholders, and the KRM Fund. Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of LFIC in exchange for the Company's issuance to LFIC Stockholders of 19,285,714 shares of the Company's common stock.

                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS MICRO INTERCONNECT TECHNOLOGY, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2003, the Company entered into agreements with certain individuals to render services in connection with a reverse merger transaction and obtaining a public company listing in the United States. On September 27, 2004, these agreements were terminated and replaced by a single agreement to render services in connection with a reverse merger transaction, obtaining a public company listing in the United States, assistance with obtaining capital, and assistance with potential future acquisition targets. Pursuant to the agreement, LFIC agreed to pay a consultant fee totaling US$193,600, a commission fee of 2% of total funds raised by LFIC and 39% equity interest in the United States public company. For the year ended December 31, 2004, the Company has recognized this expense as reverse merger transaction expense.

In connection with the Exchange Agreement, the Company also entered into a financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by the Company for its advisory services rendered to the Company in connection with this transaction. The transaction advisory fee is $150,000. The financial advisory agreement also appoints Keating Securities as the Company's exclusive placement agent for private and public offerings of the Company's securities during the one year period following the closing of the Exchange Agreement. As of December 31, 2004, the Company has accrued expenses of $115,000 related to this agreement. For the year ended December 31, 2004, the Company has recognized this expense as reverse merger transaction expense.

In  connection  with the  Exchange  Agreement,  the  Company  agreed to issue an additional 13,928,572 shares of the Company's common stock to various individuals and entities (the "New Stockholders") that have provided consulting, legal and advisory services to LFIC in connection with the merger. The Company has determined the value of these shares to be equal book value of the net value of the Company at the date of the Exchange Agreement, which was approximately $0.18 per share. During November 2004, the Company issued these shares in accordance with the agreement. As of December 31, 2004, the Company has recognized a reverse merger transaction expense of $2,534,345.