Form 10QSB
period 2005-03-31
LANBO FINANCIAL GROUP, INC.
filed 2005-05-16
CIK 1061819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period               to

                        Commission File Number 333-52721

                             ----------------------

                           LANBO FINANCIAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        02-0497440
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                      c/o West Windsor Professional Center
                                51 Everett Drive
                                   Suite A-20
                             West Windsor, NJ 08550
                    (Address of principal executive offices)

                                  609-799-1889
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

      There were 35,714,285 shares of the Company's common stock outstanding as of May 13, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -          FINANCIAL INFORMATION........................................3

         Item 1.  Condensed Financial Statements and Notes thereto.............3

         Item 2.  Management's Discussion and Analysis or Plan of
                        Operation..............................................3

         Item 3.  Controls and Procedures......................................5

PART II -         OTHER INFORMATION............................................6

         Item 1.  Legal Proceedings............................................6

         Item 2.  Changes in Securities and Use of Proceeds....................6

         Item 3.  Defaults Upon Senior Securities..............................6

         Item 4.  Submission of Matters To a Vote of Security Holders..........6

         Item 5.  Other Information............................................6

         Item 6.  Exhibits and Reports on Form 8-K.............................6

         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements and Notes thereto.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                A S S E T S
                                                                                    March 31,      December 31,
                                                                                      2005             2004
                                                                               ----------------  --------------
                                                                                  (Unaudited)       (Audited)
                                                                               ----------------  --------------
CURRENT ASSETS:
    Cash                                                                       $       420,997   $     199,956
    Cash - restricted                                                                1,608,383       1,508,376
    Accounts receivable, trade, net of allowance for doubtful
      accounts of $521,261 and $370,246 as of March 31, 2005 and
      December 31, 2004, respectively.                                               5,014,724       3,790,974
    Other receivables, net of allowance for doubtful accounts of $1,090,852
      and $1,090,852 as of March 31, 2005 and December 31, 2004, respectively          373,383          23,313
    Other receivables - related party                                                   48,400              --
    Prepaid expense                                                                  8,370,965       5,952,638
                                                                               ----------------  --------------
      Total current assets                                                          15,836,852      11,475,257
                                                                               ----------------  --------------

REAL ESTATE HELD FOR DEVELOPMENT OR SALE                                            24,531,691      27,571,614
                                                                               ----------------  --------------

PLANT AND EQUIPMENT, net                                                             2,501,263       2,545,782
                                                                               ----------------  --------------

LONG-TERM INVESTMENT                                                                 2,579,715       2,598,430
                                                                               ----------------  --------------

OTHER ASSETS:
    Deferred charges - net                                                                  --             825
                                                                               ----------------  --------------
      Total other assets                                                                    --             825
                                                                               ----------------  --------------

        Total assets                                                           $    45,449,521   $  44,191,908
                                                                               ================  ==============

     L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
    Accounts payable, trade                                                    $     2,890,704   $   5,789,210
    Advances from customers                                                          1,207,489       2,172,476
    Accrued liability                                                                4,231,669       5,923,608
    Income and other taxes payable                                                   8,264,166       5,230,841
    Other payables                                                                     309,904         190,655
    Other payables - related party                                                   5,941,171       5,881,000
    Short term loans payable - bank                                                  7,623,000       7,623,000
                                                                               ----------------  --------------
      Total current liabilities                                                     30,468,103      32,810,790
                                                                               ----------------  --------------

    Long term loans payable - bank                                                   6,655,000       4,235,000
                                                                               ----------------  --------------

           Total liabilities                                                        37,123,103      37,045,790
                                                                               ----------------  --------------

SHAREHOLDERS' EQUITY:
    Common stock, $1.00 par value, authorized 10,800,000 shares,
      35,714,286 shares issued and outstanding                                          35,715          35,715
    Paid-in-capital                                                                  8,634,109       8,634,109
    Statutory reserve                                                                1,859,899       1,859,899
    Retained earnings                                                                3,556,695       2,376,395
    Owner contribution receivable                                                   (5,760,000)     (5,760,000)
                                                                               ----------------  --------------
      Total shareholders' equity                                                     8,326,418       7,146,118
                                                                               ----------------  --------------
        Total liabilities and shareholders' equity                             $    45,449,521   $  44,191,908
                                                                               ================  ==============

The accompanying notes are an integral part of this statement.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                               2005                    2004
                                                        --------------------   --------------------
                                                            (Unaudited)              (Unaudited)
                                                        --------------------   --------------------
GROSS REVENUES                                          $         6,843,326    $         6,526,957

COST OF SALES                                                     3,705,901              3,592,803
                                                        --------------------   --------------------
GROSS PROFIT                                                      3,137,425              2,934,154

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        739,859                260,729
                                                        --------------------   --------------------
INCOME FROM OPERATIONS                                            2,397,566              2,673,425

OTHER EXPENSE, net of other income                                 (432,407)              (233,920)
                                                        --------------------   --------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                          1,965,159              2,439,505

PROVISION FOR INCOME TAXES                                          784,859                820,486
                                                        --------------------   --------------------
NET INCOME                                                        1,180,300              1,619,019

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                              --                     --
                                                        --------------------   --------------------
COMPREHENSIVE INCOME                                    $         1,180,300    $         1,619,019
                                                        ====================   ====================
BASIC AND DILUTED INCOME
    PER COMMON SHARE                                                   0.03                   0.08
                                                        ====================   ====================
BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                                    35,714,286             19,285,714
                                                        ====================   ====================

The accompanying notes are an integral part of this statement.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                        Number      Common      Paid in      Statutory     Retained
                                       of shares    stock       capital       reserves     earnings
                                      ----------  ----------  ------------  ------------  -----------
BALANCE, December 31, 2003, audited   19,285,714  $   19,286  $  6,085,641  $    686,579  $ 2,228,775

   Net Income                                                                               1,619,019
   Dividend distributed                                                                    (3,204,548)
                                      ----------  ----------  ------------  ------------  -----------
BALANCE, March 31, 2004               19,285,714  $   19,286  $  6,085,641  $    686,579  $   643,246

   Net Income                                                                               2,906,469
   Recapitalization as a result
     of merger                         2,500,000       2,500           167
   Stock issued for reverse
     merger expense                   13,928,572      13,929     2,548,301
   Adjustment to statutory reserve                                             1,173,320   (1,173,320)
                                      ----------  ----------  ------------  ------------  ------------
BALANCE, December 31, 2004,
  audited                             35,714,286  $   35,715  $  8,634,109  $  1,859,899  $ 2,376,395

   Net Income                                                                               1,180,300
                                      ----------  ----------  ------------  ------------  ------------
BALANCE, March 31, 2005               35,714,286  $   35,715  $  8,634,109  $  1,859,899  $ 3,556,695
                                      ==========  ==========  ============  ============  ============

                                                        Accumulated
                                          Owner           other
                                       contribution   comprehensive
                                        receivable    income (loss)     Totals
                                       -------------  --------------  -----------
BALANCE, December 31, 2003, audited    $ (5,760,000)  $          --   $ 3,260,281

   Net Income                                                           1,619,019
   Dividend distributed                                                (3,204,548)
                                       ------------   --------------  ------------
BALANCE, March 31, 2004                $(5,760,000)   $          --   $ 1,674,752

   Net Income                                                           2,906,469
   Recapitalization as a result
     of merger                                                              2,667
   Stock issued for reverse
     merger expense                                                     2,562,230
   Adjustment to statutory reserve                                             --
                                       ------------   -------------- ------------
BALANCE, December 31, 2004,
  audited                              $(5,760,000)   $          --   $ 7,146,118

   Net Income                                                           1,180,300
                                       ------------   -------------- ------------
BALANCE, March 31, 2005                $(5,760,000)   $          --   $ 8,326,418
                                       ============   ============== ============

The accompanying notes are an integral part of this statement.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                        2005                2004
                                                                 ------------------  -----------------
                                                                     (Unaudited)         (Unaudited)
                                                                 ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $       1,180,300   $      1,619,019
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
        Depreciation                                                        74,023             37,581
      (Increase) decrease in assets:
        Change in restricted cash                                         (100,007)           (51,159)
        Accounts receivable - trade                                     (1,223,750)        (3,334,440)
        Other receivables                                                 (350,070)        (1,448,907)
        Other receivables - related party                                  (48,400)           466,247
        Inventories                                                      3,039,923          7,358,226
        Employee advances                                                       --            146,912
        Prepaid expenses                                                (2,418,327)           891,765
        Deferred charges                                                       825             (2,963)
      Increase (decrease) in liabilities:
        Accounts payable                                                (2,898,506)        (7,824,972)
        Advances from customers                                           (964,987)        (1,354,259)
        Wages and benefits payables                                     (1,691,939)         3,924,788
        Other taxes payable                                              3,033,325          1,088,914
        Other payables                                                     119,249          3,584,048
        Other payables - related parties                                    60,171         (1,201,000)
                                                                 ------------------  -----------------
         Net cash (used in) provided by operating activities            (2,188,170)         3,899,800
                                                                 ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase (decrease) in Long-term investments                            18,715                 --
    Purchase of equipment and automobiles                                  (29,504)            (2,858)
                                                                 ------------------  -----------------
         Net cash used in investing activities                             (10,789)            (2,858)
                                                                 ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend paid                                                               --         (3,204,548)
    Borrowings on long term notes payable                                2,420,000                 --
                                                                 ------------------  -----------------
         Net cash provided by (used in) financing activities             2,420,000         (3,204,548)
                                                                 ------------------  -----------------

INCREASE IN CASH                                                           221,041            692,394

CASH, beginning of period                                                  199,956            476,352
                                                                 ------------------  -----------------

CASH, end of period                                              $         420,997   $      1,168,746
                                                                 ==================  =================

Non-cash transactions for the three months ended March 31, 2004:

1. The Company collected building to offset the uncollectiable A/R from LeJiaGe Real Estate in the amount of $544,500.

2. The Company transferred from inventory to Plant & Equipment - building in the amount of $737,477.

The accompanying notes are an integral part of this statement.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Background

On November 12, 2004, Lanbo Financial Group, Inc. (the "Company" or "Lanbo") changed its name from Micro Interconnect Technology, Inc. to Lanbo Financial Group, Inc.

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

LFIC was incorporated on September 24, 2003 in the territory of the British Virgin Islands. The authorized capital of the Company is $10,800,000 and 10,800,000 registered shares with a par value of $1.00 per share. The Company is an investment holding company and does not have any activities other than some general administrative expenses. As of March 31, 2005, LFIC through its wholly owned subsidiary, Xian New Star Real Estate Development Co.,Ltd. ("Newstar"), principally engaged in the construction, development, and sale of residential units in the People's Republic of China ("PRC").

Newstar was established during May 1992 as a state-owned enterprise, whose former name is Xian New Star Group Real Estate Development Co. Ltd, and was formerly subjected to logistics department of Lan Zhou Military area of the People's Liberation Army of China. Newstar was reorganized as a limited liability company with equity capital invested by management personnel in September 1999. Newstar is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company. The Articles of Association provide for a 54 year term beginning September 7, 1999 with registered capital of approximately $3,140,000 (RMB26,000,000). On March 28, 2002, the registered capital of Newstar was increased to approximately $6,050,000 (RMB50,000,000).

On September 16, 2003, LFIC, a non-operating investment holding company, acquired a 100% interest in Newstar for $6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment was equal to at least 15% of the total purchase price of Newstar and was paid on December 31, 2003. The second payment of the remaining balance was due on December 31, 2004. The Company obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and the total investment is approximately $6,840,000 (RMB 56,505,430). The first payment of $1,080,000 was made on December 30, 2003 from LFIC to Newstar. This payment was made in accordance with the requirements of the acquisition; the funds have been disbursed to the previous stockholders of Newstar as of March 31, 2005

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Background (continued)

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment of $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former owners of Newstar extended this payment to June 30, 2005.

The purchase of Newstar and the issuance of LFIC common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

Note 2 - Summary of significant accounting policies

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

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Real estate held for development and sale, (continued)

The following summarizes the components of real estate inventory at March 31, 2005 and December 31, 2004:

                                                  March 31,        December 31,
                                                     2005              2004
                                                 -----------       -----------
                                                 (Unaudited)        (Audited)
                                                 -----------       -----------

XingXing Litu Ming Yuan                          $   146,926       $   146,926
XingXing Ming Yuan                                    45,133            45,133
XingXing Home In                                   2,012,487         2,000,413
XingXing Gang Wen                                  3,577,235         2,755,720
XingXing JunJin Yuan                              13,620,755        16,722,369
                                                 -----------       -----------

Real estate held for sale and rent                19,402,536        21,670,561
                                                 -----------       -----------

XingXing JunJin Yuan                               1,507,526         2,371,571
TownDu Machine Manufacture                         3,524,725         3,529,482
Xidu Tower                                            96,904                --
                                                 -----------       -----------

Real estate under construction                     5,129,155         5,901,053
                                                 -----------       -----------

Total                                            $24,531,691       $27,571,614
                                                 ===========       ===========


The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2005 and 2004, interest incurred and capitalized by the Company was $218,624 and $212,340, respectively. Capitalized interest expensed for the same periods was $354,080 and $158,760, respectively.

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company has not recognized any impairment loss of real estate inventories for the three months ended March 31, 2005 and 2004.

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

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Revenue recognition

Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer.

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

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2005 and 2004 amounted to $74,023 and $37,581, respectively. Estimated useful lives of the assets are as follows:


                                                 Estimated Useful Life
Buildings                                               20 years
Machinery and equipment                                1-3 years
Vehicles                                               5-6 years
Electronic equipment                                   2-5 years
Office furniture                                       4-5 years

Construction in progress includes engineering costs, insurance costs, wages, interests and other costs relating to construction in progress. Construction in progress balances are transferred to equipment when the related assets are ready for their intended use. No depreciation is provided for construction in progress.

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment loss was recognized for the three months ended March 31, 2005 and 2004.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Plant and equipment, net (continued)

Plant and equipment consist of the following at March 31, 2005 and December 31, 2004:

                                       March 31,       December 31,
                                         2005             2004
                                      -----------      -----------
                                      (Unaudited)       (Audited)
                                      -----------      -----------
Buildings and improvements            $ 3,253,916      $ 3,253,916
Machinery and equipment                   103,508           99,436
Transportation equipment                  146,015          156,667
Furniture and fixture                      85,405           89,477
                                      -----------      -----------
      Totals                            3,588,844        3,599,496
Accumulated depreciation                 (783,618)        (749,751)
Reserve for impaired assets              (303,963)        (303,963)
                                      -----------      -----------
      Property and equipment, net     $ 2,501,263      $ 2,545,782
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

Accounts receivable consist of the following at March 31, 2005 and December 31, 2004:



                                                March 31,        December 31,
                                                  2005               2004
                                               -----------       -----------
(Unaudited) (Audited)
                                               -----------       -----------
Accounts receivable                            $ 5,535,985       $ 4,161,220
  Allowance for bad debts                         (521,261)         (370,246)
                                               -----------       -----------
Accounts receivable, net                       $ 5,014,724       $ 3,790,974
                                               ===========       ===========

Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature.

Other receivables are reviewed annually as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than one year old. As of March 31, 2005 and December 31, 2004, the Company has established an allowance for doubtful accounts of $1,090,852.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Prepaid expenses

Prepaid expenses consist of balances paid to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC.

Long term Investment

During the year 2003, Newstar made the following investments. In accordance with Accounting Research Bulletin 51, as amended, the Company has accounted for these two investments based on the equity method due to control not resting with the Company and governmentally imposed uncertainties which cast significant doubt on the Company's ability to control the subsidiary. During 2004, the Company began to transfer the ownership, however due to restrictions imposed by the Chinese government and approvals required from former employees, control of the investments does not rest with the Company. According to a resolution of the board of directors of Newstar dated May 10, 2004, Newstar will transfer its whole equity capital in the above two investment companies in the near future. On December 26, 2004 the board of directors reevaluated and confirmed its decision. The management of Newstar does not intend to continue to take control of the management of those companies. Those two investments are accounted for based on equity method and balance as of March 31, 2005 and December 31, 2004 are as follows:


                                                            December 31,                      March 31,
         Investee          Initial Cost     Ownership          2004            (Loss)            2005
         --------          -----------     -----------      -----------      -----------      -----------
Xian Xin Da Di Science
   Development Ltd.        $ 2,299,000              95%     $ 2,107,940      $    (3,460)     $ 2,104,480

Xian Xin Li Moca
   Material Ltd                484,000              80%         490,490          (15,255)         475,235
                           -----------     -----------      -----------      -----------      -----------

Totals                     $ 2,783,000                      $ 2,598,430      $   (18,715)     $ 2,579,715
                           ===========     ===========      ===========      ===========      ===========

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Summarized financial information of Xian Xin Da Di Science Development Ltd. and Xian Xin Li Moca Material, Ltd. as of and for the three months ended March 31, 2005, prepared under the accounting principles generally accepted in the United States of America are as follows:


Balance sheets as of March 31, 2005

                                       Xin Da Di       Xin Li Moca         Total
                                      -----------      -----------      -----------
Current assets                        $ 2,762,493      $   571,327      $ 3,333,820
Non-current assets                         22,386           70,630           93,016
                                      -----------      -----------      -----------

     Total assets                       2,784,879          641,957        3,426,836
                                      ===========      ===========      ===========

Current liabilities                       593,837           43,988          637,825
Shareholders' equity                    2,191,042          597,969        2,789,011
                                      -----------      -----------      -----------

     Total liabilities and
         shareholders' equity         $ 2,784,879      $   641,957      $ 3,426,836
                                      ===========      ===========      ===========

Newstar's share on net equity         $ 2,104,480      $   475,235      $ 2,579,715
                                      ===========      ===========      ===========

Statement of operations for the
  three months ended March 31, 2005

Net sales                             $        --      $    49,525      $    49,525
                                      ===========      ===========      ===========
Gross profit                                   --           (5,911)          (5,911)
                                      ===========      ===========      ===========
Income before income taxes                 (3,642)         (19,069)         (22,711)
                                      ===========      ===========      ===========
Net income                            $    (3,642)     $   (19,069)     $   (22,711)
                                      ===========      ===========      ===========

Newstar's share of net income         $    (3,460)     $   (15,255)     $   (18,715)
                                      ===========      ===========      ===========

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Summarized financial information of Xian Xin Da Di Science Development Ltd. and Xian Xin Li Moca Material, Ltd. as of December 31, 2004 and for the three months ended March 31, 2004, prepared under the accounting principles generally accepted in the United States of America are as follows:



Balance sheets as of December 31, 2004

                                       Xin Da Di       Xin Li Moca         Total
                                      -----------      -----------      -----------
Current assets                        $ 2,732,541      $   591,040      $ 3,323,581
Non-current assets                         22,386           74,355           96,741
                                      -----------      -----------      -----------

     Total assets                       2,754,927          665,395        3,420,322
                                      ===========      ===========      ===========

Current liabilities                       560,243           46,578          606,821
Shareholders' equity                    2,194,684          618,817        2,813,501
                                      -----------      -----------      -----------

     Total liabilities and
         shareholders' equity         $ 2,754,927      $   665,395      $ 3,420,322
                                      ===========      ===========      ===========

Newstar's share on net equity         $ 2,107,940      $   490,490      $ 2,598,430
                                      ===========      ===========      ===========

Statement of operations for the
 three months ended March 31, 2004

Net sales                             $        --      $   145,351      $   145,351
                                      ===========      ===========      ===========
Gross profit                                   --           41,231           41,231
                                      ===========      ===========      ===========
Income before income taxes                (22,441)           2,571          (19,870)
                                      ===========      ===========      ===========
Net income                            $   (22,441)           2,571          (19,870)
                                      ===========      ===========      ===========

Newstar's share of net income         $   (21,319)           2,057          (19,262)
                                      ===========      ===========      ===========

The financial statements of Xian Xin Da Di Science Development, Ltd. and Xian Xin Li Moca Material, Ltd. are prepared in accordance to generally accepted accounting principles in the People's Republic of China ("PRC GAAP"), which differ in certain respects from accounting principles generally accepted in the United States of America ("US GAAP"). There are no principal differences for the three months ended March 31, 2005 and 2004.

During September 2003, Newstar invested $2,299,000 in Xian Xin Da Di Science Development, Ltd. The operations of Xian Xin Da Di Science Development, Ltd. are primarily related to project investment.

During July 2003, Newstar invested $484,000 in Xian Xin Li Moca Material, Ltd. The operation of Xian Xin Li Moca Material, Ltd. is related to producing equipment.

As of March 31, 2005, Newstar has an unpaid balance of $121,000 for the investment in Xian Xin Li Moca Material Ltd.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at March 31, 2005 and December 31, 2004 amounted to $221,120 and $100,309, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Cash-restricted

The Company, through its bank agreements, is required to maintain certain amounts which buyers have deposited with the Company which allows the buyers to obtain mortgage loans from the bank. These balances are subject to withdrawal restrictions totaling $1,608,383 and $1,508,376, as of March 31, 2005 and December 31, 2004, respectively.

Financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2005 and 2004.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.P

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited to the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

The provision for income taxes at March 31 consisted of the following:

                                                             2005         2004
                                                           --------     --------
Provision for China income and local tax                   $784,859     $820,486
Deferred taxes                                                   --           --
                                                           --------     --------
      Total provision for income taxes                     $784,859     $820,486
                                                           ========     ========


The following table reconciles the U.S. statutory rates to the Company's effective tax rate at March 31:

                                                            2005          2004
                                                          ------        ------
U.S. statutory rates                                        34.0%         34.0%
Foreign income not recognized in USA                       (34.0)        (34.0)
China income taxes                                          33.0          33.0
                                                          ------        ------
      Totals                                                33.0%         33.0%
                                                          ======        ======

Advances from customers

Advances from customers consist of amounts paid to the Company for the sale of residential units in the PRC. In the PRC, the customer will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized in accordance with Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". As of March 31, 2005 and December 31, 2004, the Company has advance payments from customer which amounted to $1,207,489 and $2,172,476, respectively.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, (continued)

Other payables


Other payables consist of various cash advances from unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. Other payables amounted to $309,904 and $190,655 as of March 31, 2005 and December 31, 2004, respectively.

Note 3 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with Lanbo's audited financial statements for the years ended December 31, 2004 and 2003 and notes thereto included in Lanbo's Form 10-KSB, dated March 31, 2005.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $36,300 and $0 for the three months ended March 31, 2005 and 2004, respectively. Interest paid for the three months ended March 31, 2005 and 2004 amounted to $373,086 and $217,233, respectively.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Short-term loans payable - bank

Short term loans payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term loans payable at March 31, 2005 and December 31, 2004, consisted of the following:

                                                        March 31     December 31
                                                          2005          2004
                                                       ----------    ----------
                                                      (Unaudited)     (Audited)
                                                       ----------    ----------
Commercial Bank Weilai Branch due July 27, 2005
      monthly interest at 0.57525%,
      guaranteed by the Company
      Xing Xing Mansion and Ming Yuan Projects         $5,445,000    $5,445,000

Commercial Bank Weilai Branch due January 16, 2005
      monthly interest at 0.59474%,
      guaranteed by the Company
      Xing Xing Home In Project                         2,178,000     2,178,000
                                                       ----------    ----------
          Total                                        $7,623,000    $7,623,000
                                                       ==========    ==========


Note 6 - Long-term loans payable - bank

Long term debt at March 31, 2005 and December 31, 2004, consisted of the following:

                                                    March 31        December 31
                                                      2005             2004
                                                   ----------       ----------
                                                   (Unaudited)       (Audited)
                                                   ----------       ----------
Construction Bank Zhuque Road Branch
  Due May 25, 2007, monthly interest at
  0.5758%, guaranteed by the Company
  Xing Xing JunJin Yuan Project                    $4,235,000       $4,235,000

Construction Bank Zhuque Road Branch
  Due July 6, 2007, monthly interest at
  0.576%, guaranteed by the Company
  Xing Xing JunJin Yuan Project                     2,420,000               --
                                                   ----------       ----------
          Total                                    $6,655,000       $4,235,000
                                                   ==========       ==========


As of March 31, 2005, principal payments on long term debt are as follows:

         2005                         $          --
         2006                                    --
         2007                             6,655,000
                                      -------------
                                      $   6,655,000
                                      =============

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Total interest expense on all bank debt for the three months ending March 31, 2005 and 2004 amounted to $354,080 and $212,340, respectively.


Note 7 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the three months ended March 31, 2005 and 2004.

The weighted average numbers of shares used calculate EPS reflect the additional shares issue from the merger acquisition on September 2004 retroactively starting January 1, 2003.

Note 8 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. During 2002, the Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount of those benefits is made at 34% of monthly basic salaries of the current employees. For the three months ended March 31, 2005 and 2004, the Company made contributions in the amount of $2,665 and $1,652, respectively.

Note 9 - Related party transactions and contingencies

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment of $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former Newstar owners agreed to extend this payment to June 30, 2005.

As of March 31, 2005, Newstar had an unpaid balance of $121,000 for the investment in Xian Xin Li Moca Material Ltd.

During the three months period ended March 31, 2005, Newstar incurred other payable due to Xian Xin Da Di Science Development Ltd amounted to $60,171.

During the three months period ended March 31, 2005, Newstar advance $48,400 to Xian Xin Moca Material Ltd. The balance is unsecured, non-interest bearing due to the short term nature.

Note 10 - Shareholders' equity

On September 29, 2004, Lanbo entered into the Exchange Agreement with LFIC, LFIC Stockholders, and the KRM Fund. Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of LFIC in exchange for the Company's issuance to LFIC Stockholders of 19,285,714 shares of the Company's common stock.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Shareholders' equity, (continued)

During 2003, the Company entered into agreements with certain individuals to render services in connection with a reverse merger transaction and obtaining a public company listing in the United States. On September 27, 2004, these agreements were terminated and replaced by a single agreement to render services in connection with a reverse merger transaction, obtaining a public company listing in the United States, assistance with obtaining capital, and assistance with potential future acquisition targets. Pursuant to the agreement, LFIC agreed to pay a consultant fee totaling $193,600, a commission fee of 2% of total funds raised by LFIC and 39% equity interest in the United States public company. For the year ended December 31, 2004, the Company has recognized this expense as a reverse merger transaction expense.

In connection with the Exchange Agreement, the Company also entered into a financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by the Company for its advisory services rendered to the Company in connection with this transaction. The transaction advisory fee is $150,000. The financial advisory agreement also appoints Keating Securities as the Company's exclusive placement agent for private and public offerings of the Company's securities during the one year period following the closing of the Exchange Agreement. As of December 31, 2004, the Company has accrued expenses of $115,000 related to this agreement. For the year ended December 31, 2004, the Company has recognized this expense as a reverse merger transaction expense.

Based on the Exchange Agreement, the Company agreed to issue an additional 13,928,572 shares of the Company's common stock to various individuals and entities (the "New Stockholders") that have provided consulting, legal and advisory services to LFIC in connection with the merger. The Company has determined the value of these shares to be equal to the book value of the net value of the Company at the date of the Exchange Agreement, which was approximately $0.18 per share. During November 2004, the Company issued these shares in accordance with the agreement. As of December 31, 2004, the Company has recognized a reverse merger transaction expense of $2,534,345.

The Company has not granted warrants or options for the three months ended March 31, 2005 and for the year ended December 31, 2004 and 2003. The Company has no warrants or options outstanding as of March 31, 2005 and December 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including: our good faith assumptions being incorrect, our ability to design and produce products accepted by customers, our business expenses being greater than anticipated due to competitive factors or unanticipated developments or changes in political and economic conditions in the People's Republic of China, our ability to retain management and key personnel, our ability to meet our growth strategies, including the acquisition of businesses and raising of additional funds in connection therewith. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies

      The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item to this Report for our critical accounting policies. No significant changes in our critical accounting policies have occurred since December 31, 2004.

Background

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

      In December 2004, we entered into letters of intent for three business acquisition opportunities. Our exclusivity under those letters of intent expired at the end of March 2005.

Overview - Ongoing Projects

      The table below provides information on the remaining size and estimated sales volume of our ongoing real estate development projects as of March 31, 2005.


                                                           Sales volume
                                     Sales area             (dollars in
         Name of project           (square meters)          thousands)
         ----------------------    ---------------         ------------
         Xinxing Gangwan                  1,838                  $1,067
         Xinxing Junjingyuan             16,459                   5,320
         Xinxing Hanyuan                    313                     134
         Xinxing in Home                    374                     130
         Other projects                     425                     192
                                    --------------         ------------
           Total                         19,409                  $6,843


Results of Operations for the Three-Month Periods Ended March 31, 2005 and March 31, 2004.

      Revenues. Revenues were $6,843,326 in the three-month period ended March 31, 2005, an increase of 4.8% over $6,526,957 for the same period in 2004. For the three-month period ended March 31, 2005, we had revenues of $1.07 million for Xinxing Gang Wan, $5.32 million for Xinxing Junjingyuan, $0.13 million for Xinxing Hanyuan, $0.13 million for Xinxing in Home and $0.19 million for other projects. We recognize revenue when a sale is consummated, which only occurs when a project is completed.

      Cost of sales. The cost of sales consists of cost of land development, construction and interior design and decoration. Cost of sales was $3,705,901 in the three-month period ended March 31, 2005, an increase of 3.1% over $3,592,803 for the same period in 2004. As with revenue, we recognize cost of sales when a sale is consummated, which only occurs when a project is completed.

      Gross profit was $3,137,425 in the three-month period ended March 31, 2005, an increase of 6.9% over $2,934,154 for the same period in 2004.

      Net income. Net income was $1,180,300 in the three-month period ended March 31, 2005, a decrease of 27% from $1,619,019 for the same period in 2004. The decrease in net income is mainly due to an the increase in selling, general and administrative ("SG&A") expenses between the two periods.

      Selling, general and administrative expenses. SG&A expenses consist primarily of advertising cost for sales, management overhead and general office expenses. SG&A expenses were $739,859 in the three-month period ended March 31, 2005, an increase of 184% over $260,729 for the same period in 2004. SG&A expenses have increased since we became the U.S. publicly traded company in September 2004. The increased expenses mainly includes legal, auditing and consulting expenses in connection with our public reporting company status and U.S. office.

Income Taxes

      Provisions of $784,859 for taxes have been recorded for the three-month period ended March 31, 2005.

Liquidity and Capital Resources

      As of March 31, 2005, we had $420,997 of cash and cash equivalents and $(14,631,251) of working capital as compared to $199,956 and $(21,335,533), respectively, at December 31, 2004. We believe that we currently generate sufficient cash from operating activities to support our operations.

      Newstar is currently developing several projects which will require financing. First, in connection with our Junjing Garden project, Newstar has entered in a Loan Agreement with Construction Bank. The Loan Agreement provides for a loan of RMB 35 million from Construction Bank to be applied to the construction investment of our Junjing Garden project. The loan was funded on December 7, 2004, has a term of 30 months, and bears a fixed monthly interest rate of 0.576%, calculated on a daily basis. The loan is subject to a fixed monthly interest rate of 1.152% if it is not used for the construction investment of the Junjing Garden project and a fixed monthly interest rate of 0.864% on overdue amounts. We also have a second loan with Construction Bank for RMB 20 million on the same terms as the RMB 35 million loan described above. The loans are secured by the property of and work in progress on the Junjing Garden project.

      As of March 31, 2005, we had invested approximately $23.7 million in the Junjing Garden project. We have already invested $1.75 million in the Xidu Tower project, and we will require approximately $11.52 million to finance our acquisition of Xidu Tower. We will need approximately $2.2 million for the project on the Tangdu Machine Factory land. We believe that we will be able to obtain adequate funding sources to support these projects.

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

Item 3. Controls and Procedures.

      We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

      (a)   Exhibits

            31.1  Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification of the Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification of the Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANBO FINANCIAL GROUP, INC.
                                  (Registrant)

Date:  May 16, 2005               By:   /s/ Pingji Lu
                                       ------------------------
                                  Name:  Pingji Lu
                                  Title: Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  May 16, 2005               By:  /s/ Yulong Wan
                                       ------------------------
                                  Name:  Yulong Wan
                                  Title: Chief Financial Officer
                                  (Principal Financial Officer)