Form 10QSB
period 2005-06-30
LANBO FINANCIAL GROUP, INC.
filed 2005-08-15
CIK 1061819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD _____________ TO ____________

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

PART I - FINANCIAL INFORMATION.................................................3

         Item 1.  Condensed Financial Statements and Notes thereto.............3

         Item 2.  Management's Discussion and Analysis or Plan of Operation...19

         Item 3.  Controls and Procedures.....................................21

PART II - OTHER INFORMATION...................................................22

         Item 1.  Legal Proceedings...........................................22

         Item 2.  Changes in Securities and Use of Proceeds...................22

         Item 3.  Defaults Upon Senior Securities.............................22

         Item 4.  Submission of Matters To a Vote of Security Holders.........22

         Item 5.  Other Information...........................................22

         Item 6.  Exhibits and Reports on Form 8-K............................22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS AND NOTES THERETO.

                                   LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

                                                   A S S E T S
                                                                                         JUNE 30      December 31,
                                                                                          2005            2004
                                                                                      ------------    -----------
                                                                                       (Unaudited)     (Audited)
CURRENT ASSETS:
    Cash                                                                              $    206,820    $   199,956
    Cash - restricted                                                                    1,671,705      1,508,376
    Accounts receivable, trade, net of allowance for doubtful
       accounts of $985,133 and $370,246 as of June 30, 2005 and
       December 31, 2004, respectively                                                  10,858,587      3,790,974
    Other receivables, net of allowance for doubtful accounts of $318,183
       and $1,090,852 as of June 30, 2005 and December 31, 2004, respectively            2,282,288         23,313
    Other receivables - related party                                                       14,648             --
    Prepaid expense                                                                      5,010,983      5,952,638
                                                                                      ------------    -----------
       Total current assets                                                             20,045,031     11,475,257
                                                                                      ------------    -----------
REAL ESTATE HELD FOR DEVELOPMENT OR SALE                                                28,252,997     27,571,614
                                                                                      ------------    -----------
PLANT AND EQUIPMENT, net                                                                 5,343,718      2,545,782
                                                                                      ------------    -----------
LONG-TERM INVESTMENT                                                                            --      2,598,430
                                                                                      ------------    -----------
OTHER ASSETS:
    Deferred charges - net                                                                      --            825
                                                                                      ------------    -----------
       Total other assets                                                                       --            825
                                                                                      ------------    -----------
          Total assets                                                                $ 53,641,746    $44,191,908
                                                                                      ============    ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade                                                           $  2,453,118    $ 5,789,210
    Advances from customers                                                              1,388,103      2,172,476
    Accrued liability                                                                    7,414,793      5,923,608
    Income and other taxes payable                                                      10,811,695      5,230,841
    Other payables                                                                         481,153        190,655
    Other payables - related party                                                       5,760,000      5,881,000
    Short term loans payable - bank                                                      7,018,000      7,623,000
                                                                                      ------------    -----------
       Total current liabilities                                                        35,326,862     32,810,790
                                                                                      ------------    -----------
    Long term loans payable - bank                                                       6,655,000      4,235,000
                                                                                      ------------    -----------
             Total liabilities                                                          41,981,862     37,045,790
                                                                                      ------------    -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
    Common stock, $0.001 par value, authorized 50,000,000 shares,
       35,714,286 shares issued and outstanding                                             35,715         35,715
    Paid-in-capital                                                                      8,634,109      8,634,109
    Statutory reserve                                                                    1,859,899      1,859,899
    Retained earnings                                                                    6,890,161      2,376,395
    Owner contribution receivable                                                       (5,760,000)    (5,760,000)
                                                                                      ------------    -----------
       Total shareholders' equity                                                       11,659,884      7,146,118
                                                                                      ------------    -----------
          Total liabilities and shareholders' equity                                  $ 53,641,746    $44,191,908
                                                                                      ============    ===========


                              LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                    Three months ended              Six months ended
                                               ---------------------------   ---------------------------
                                                         June 30                       June 30
                                               ---------------------------   ---------------------------
                                                   2005           2004           2005          2004
                                               ------------   ------------   ------------   ------------
                                               (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                               ------------   ------------   ------------   ------------
GROSS REVENUES                                 $ 12,757,874   $ 15,744,699   $ 19,601,200   $ 22,588,025

COST OF SALES                                     7,993,715     11,246,378     11,699,616     14,952,279
                                               ------------   ------------   ------------   ------------
GROSS PROFIT                                      4,764,159      4,498,321      7,901,584      7,635,746
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        351,671         91,326      1,091,529        831,184
                                               ------------   ------------   ------------   ------------
INCOME FROM OPERATIONS                            4,412,488      4,406,995      6,810,055      6,804,562

OTHER INCOME, net of other expense                  616,240         40,868        183,833       (391,539)
                                               ------------   ------------   ------------   ------------
INCOME BEFORE PROVISION FOR INCOME TAXES          5,028,728      4,447,863      6,993,888      6,413,023

PROVISION FOR INCOME TAXES                        1,695,263      1,352,173      2,480,122      2,137,032
                                               ------------   ------------   ------------   ------------
NET INCOME                                        3,333,465      3,095,690      4,513,766      4,275,991

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment              --             --             --             --
                                               ------------   ------------   ------------   ------------
COMPREHENSIVE INCOME                           $  3,333,465   $  3,095,690   $  4,513,766   $  4,275,991
                                               ============   ============   ============   ============
BASIC AND DILUTED INCOME
    PER COMMON SHARE                                   0.09           0.16           0.13           0.22
                                               ============   ============   ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                    35,714,286     19,285,714     35,714,286     19,285,714
                                               ============   ============   ============   ============

                                      LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                  Number         Common         Paid in       Statutory       Retained
                                                 of shares       stock          capital       reserves        earnings
                                               ------------   ------------   ------------   ------------   -------------
BALANCE, January 1, 2004, audited                19,285,714   $     19,286   $  6,085,641   $    686,579   $   2,228,775

     Net Income                                                                                                4,275,991
     Dividend distributed                                                                                     (3,204,548)
                                               ------------   ------------   ------------   ------------   -------------
BALANCE, June 30, 2004                           19,285,714   $     19,286   $  6,085,641   $    686,579   $   3,300,218

     Net Income                                                                                                  249,497
     Recapitalization as a result of merger       2,500,000          2,500            167
     Stock issued for reverse merger expense     13,928,572         13,929      2,548,301
     Adjustment to statutory reserve                                                           1,173,320      (1,173,320)
                                               ------------   ------------   ------------   ------------   -------------
BALANCE, December 31, 2004, audited              35,714,286   $     35,715   $  8,634,109   $  1,859,899   $   2,376,395

     Net Income                                                                                                4,513,766
                                               ------------   ------------   ------------   ------------   -------------
BALANCE, June 30, 2005                           35,714,286   $     35,715   $  8,634,109   $  1,859,899   $   6,890,161
                                               ============   ============   ============   ============   =============
                                                                 Accumulated
                                                   Owner           other
                                               contribution    comprehensive
                                                receivable     income (loss)        Totals
                                               -------------   --------------   --------------
BALANCE, January 1, 2004, audited              $  (5,760,000)  $                $    3,260,281

     Net Income                                                                      4,275,991
     Dividend distributed                                                           (3,204,548)
                                               -------------   --------------   --------------
BALANCE, June 30, 2004                         $  (5,760,000)  $                $    4,331,724

     Net Income                                                                        249,497
     Recapitalization as a result of merger                                              2,667
     Stock issued for reverse merger expense                                         2,562,230
     Adjustment to statutory reserve
                                               -------------   --------------   --------------
BALANCE, December 31, 2004, audited            $  (5,760,000)  $                $    7,146,118

     Net Income                                                                      4,513,766
                                               -------------   --------------   --------------
BALANCE, June 30, 2005                         $  (5,760,000)  $                $   11,659,884
                                               =============   ==============   ==============

                       LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                   2005          2004
                                                               ------------   -----------
                                                                (Unaudited)   (Unaudited)
                                                               ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  4,513,766   $ 4,275,991
    Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
         Depreciation                                                90,368        83,011
         Gain on sale of investment                                (191,060)           --
       (Increase) decrease in assets:
         Change in restricted cash                                 (163,329)     (439,267)
         Accounts receivable - trade                             (7,067,613)   (4,671,453)
         Other receivables                                       (1,774,975)    1,991,117
         Other receivables - related party                          (14,648)      466,247
         Inventories                                               (681,383)    7,333,310
         Employee advances                                               --        (5,826)
         Prepaid expense                                            941,655       535,657
         Deferred charges                                               825        (2,489)
       Increase (decrease) in liabilities:
         Accounts payable                                        (3,336,092)   (4,331,284)
         Advances from customers                                   (784,373)   (1,090,982)
         Accrued libilities                                       1,491,185       (97,592)
         Other taxes payable                                      5,580,854     2,879,980
         Other payables                                            (366,954)    2,119,673
         Other payables - related parties                                --    (1,201,000)
                                                               ------------   -----------
           Net cash (used in) provided by operating activities   (1,761,774)    7,845,093
                                                               ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and automobiles                           (46,362)   (1,344,432)
                                                               ------------   -----------
           Net cash used in investing activities                    (46,362)   (1,344,432)
                                                               ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend distribution                                                --    (3,204,549)
    Proceeds from owners contribution receivable                         --     1,080,000
    Payments on short term loan                                    (605,000)           --
    Borrowing (payments) on long term notes payable               2,420,000    (2,662,000)
                                                               ------------   -----------
           Net cash provided by (used in) financing activities    1,815,000    (4,786,549)
                                                               ------------   -----------
INCREASE IN CASH                                                      6,864     1,714,112

CASH, beginning of period                                           199,956       476,352
                                                               ------------   -----------
CASH, end of period                                            $    206,820   $ 2,190,464
                                                               ============   ===========

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

LFIC was incorporated on September 24, 2003 in the territory of the British Virgin Islands. The authorized capital of the Company is $10,800,000 and 10,800,000 registered shares with a par value of $1.00 per share. The Company is an investment holding company and does not have any activities other than some general administrative expenses. As of June 30, 2005, LFIC through its wholly owned subsidiary, Xian New Star Real Estate Development Co.,Ltd. ("Newstar"), principally engaged in the construction, development, and sale of residential units in the People's Republic of China ("PRC").

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

On September 16, 2003, LFIC, a non-operating investment holding company, acquired a 100% interest in Newstar for $6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment was equal to at least 15% of the total purchase price of Newstar and was paid on December 31, 2003. The second payment of the remaining balance was due on December 31, 2004. The Company obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and the total investment is approximately $6,840,000 (RMB 56,505,430). The first payment of $1,080,000 was made on December 30, 2003 from LFIC to Newstar. This payment was made in accordance with the requirements of the acquisition; the funds have been disbursed to the previous stockholders of Newstar as of June 30, 2005.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND, (CONTINUED)

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment of $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former owners of Newstar extended this payment to June 30, 2006.

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

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Real estate held for development and sale, (continued)

The following summarizes the components of real estate inventory at June 30, 2005 and December 31, 2004:

                                       June 30,    December 31,
                                         2005         2004
                                     -----------   -----------
                                     (Unaudited)    (Audited)
                                     -----------   -----------
XingXing Litu Ming Yuan              $   146,926   $   146,926
XingXing Ming Yuan
                                              --        45,133
XingXing Home In                         752,582     2,000,413
XingXing Gang Wen                      2,304,267     2,755,720
XingXing JunJin Yuan                  12,203,268    16,722,369
                                     -----------   -----------
REAL ESTATE HELD FOR SALE AND RENT    15,407,043    21,670,561
                                     -----------   -----------
XingXing JunJin Yuan                   5,331,128     2,371,571
TownDu Machine Manufacture             3,526,063     3,529,482
Xidu Tower                             3,988,763            --
                                     -----------   -----------
REAL ESTATE UNDER CONSTRUCTION        12,845,954     5,901,053
                                     -----------   -----------
Total                                $28,252,997   $27,571,614
                                     ===========   ===========


The Company capitalizes interest which is expensed as housing units and building lots are sold. For the six months ended June 30, 2005 and 2004, interest incurred and capitalized by the Company was $597,994 and $437,248, respectively. Capitalized interest expensed for the same periods was $265,646 and $317,520, respectively.

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company has not recognized any impairment loss of real estate inventories for the six months ended June 30, 2005 and 2004.

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

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2005 and 2004 amounted to $90,368 and $83,011, respectively. Estimated useful lives of the assets are as follows:

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment loss was recognized for the six months ended June 30, 2005 and 2004.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Plant and equipment, net (continued)

Plant and equipment consist of the following at June 30, 2005 and December 31, 2004:

                                       June 30,    December 31,
                                        2005          2004
                                    ------------   -----------
                                     (Unaudited)    (Audited)
                                    -----------    -----------
Buildings and improvements          $ 6,095,858    $ 3,253,916
Machinery and equipment                 120,369         99,436
Transportation equipment                145,313        156,667
Furniture and fixture                    86,107         89,477
                                    -----------    -----------
      Totals                          6,447,647      3,599,496
Accumulated depreciation               (799,966)      (749,751)
Reserve for impaired assets            (303,963)      (303,963)
                                    -----------    -----------
      Property and equipment, net   $ 5,343,718    $ 2,545,782
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

Accounts receivable consist of the following at June 30, 2005 and December 31, 2004:


                                       June 30,    December 31,
                                        2005          2004
                                     -----------   -----------
                                     (Unaudited)    (Audited)
                                     -----------   -----------
Accounts receivable                  $11,843,720   $ 4,161,220
  Allowance for bad debts               (985,133)     (370,246)
                                     -----------   -----------
Accounts receivable, net             $10,858,587   $ 3,790,974
                                     ===========   ===========


Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature.

Other receivables are reviewed annually as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than one year old. As of June 30, 2005 and December 31, 2004, the Company has established an allowance for doubtful accounts of $318,183 and $1,090,852, respectively.

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

In accordance with a resolution of the board of directors of Newstar dated May 18, 2005 and the investments transfer agreements dated June 21, 2005, Newstar sold its investment in Xian Xin Da Di Science Development Ltd. and Xian Xin Li Moca Material Ltd. to Shanxi XinXing Construction Company ($2,178,000) and Mr. Liu Shao Ming ($484,000) for the total consideration of $2,662,000 which resulted in a gain of $191,060. As of June 21, 2005, the balance of the investments are as follows:


                           Initial                    December 31,                    June 21,
Investee                    Cost        Ownership        2004           (Loss)         2005
----------------------   -----------   -----------    -----------    -----------    -----------
Xian Xin Da Di Science
   Development Ltd.      $ 2,299,000            95%   $ 2,107,940    $    (3,460)   $ 2,104,480

Xian Xin Li Moca
   Material Ltd              484,000            80%       490,490        (15,255)
                                                                                        475,235
                         -----------                  -----------    -----------    -----------
Totals                   $ 2,783,000                  $ 2,598,430    $   (18,715)   $ 2,579,715
                         ===========                  ===========    ===========    ===========

Shanxi XinXing Construction Company has transferred a building at an agreed upon value (90% of appraised value) amounting to $2,841,942 to Newstar as payment for acquiring the above investments. The agreed upon value of the building exceeded the purchase price by $663,942, this amount has been reflected as a payable to Shanxi XinXing Construction Company on the accompanying balance sheet.

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

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at June 30, 2005 and December 31, 2004 amounted to $138,120 and $100,309, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Cash-restricted

The Company, through its bank agreements, is required to maintain certain amounts which buyers have deposited with the Company which allows the buyers to obtain mortgage loans from the bank. These balances are subject to withdrawal restrictions totaling $1,671,705 and $1,508,376, as of June 30, 2005 and December 31, 2004, respectively.

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

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2005 and 2004.

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

The provision for income taxes at June 30, consisted of the following:

                                              2005         2004
                                           ----------   ----------
Provision for China income and local tax   $2,480,122   $2,137,032
Deferred taxes                                     --           --
                                           ----------   ----------
      Total provision for income taxes     $2,480,122   $2,137,032
                                           ==========   ==========


The following table reconciles the U.S. statutory rates to the Company's effective tax rate at June 30:

                                              2005         2004
                                           ----------   ----------
U.S. statutory rates                             34.0%       34.0%
Foreign income not recognized in USA            (34.0)       (34.0)
China income taxes                               33.0         33.0
                                           ----------   ----------
      Totals                                     33.0%        33.0%
                                           ==========   ==========

Advances from customers

Advances from customers consist of amounts paid to the Company for the sale of residential units in the PRC. In the PRC, the customer will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized in accordance with Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". As of June 30, 2005 and December 31, 2004, the Company has advance payments from customer which amounted to $1,388,103 and $2,172,476, respectively.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Other payables

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. Other payables amounted to $481,153 and $190,655 as of June 30, 2005 and December 31, 2004, respectively.

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations for the three months and six months ended June 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $53,198 and $81,070 for the six months ended June 30, 2005 and 2004, respectively. Interest paid for the six months ended June 30, 2005 and 2004 amounted to $863,640 and $437,248, respectively.

Non cash transaction

The Company received a building with a value of $2,841,942 as payment from ShanXi XinXing Construction for purchasing the investment in XinDaDi and XinLiMoCa for the amount of $2,178,000. The agreed upon value of the building exceeded the purchase price by $663,942, this amount has been reflected as a payable to Shanxi XinXing Construction Company on the accompanying balance sheet. The portion of the investment sold to Mr. Liu Shao Ming generated a receivable of $484,000 which has been reflected as other receivable from Mr. Liu Shao Ming on the accompanying balance sheet.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT-TERM LOANS PAYABLE - BANK

Short term loans payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term loans payable at June 30, 2005 and December 31, 2004, consisted of the following:

                                                      June 30,    December 31
                                                        2005         2004
                                                     ----------   ----------
                                                     (Unaudited)   (Audited)
                                                     ----------   ----------
Commercial Bank Weilai  Branch due July 27, 2005
       monthly  interest at 0.57525%,
      guaranteed by the Company
      Xing Xing Mansion and Ming Yuan Projects       $5,445,000   $5,445,000

Commercial Bank Weilai Branch due January 16, 2005
      monthly interest at 0.59474%,
      guaranteed by the Company
      Xing Xing Home In Project                       1,573,000    2,178,000
                                                     ----------   ----------
          Total                                      $7,018,000   $7,623,000
                                                     ==========   ==========

NOTE 6 - LONG-TERM LOANS PAYABLE - BANK

Long term debt at June 30, 2005 and December 31, 2004, consisted of the following:

                                                      June 30,    December 31
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
                                                     ==========   ==========

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM LOANS PAYABLE - BANK, (CONTINUED)

As of June 30, 2005, principal payments on long term debt are as follows:


                     2005                            $       --
                     2006                                    --
                     2007                             6,655,000
                                                     ----------
                                                     $6,655,000
                                                     ==========

Total interest expense on all bank debt for the six months ending June 30, 2005 and 2004 amounted to $863,640 and $437,748, respectively.

NOTE 7 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the three months and six months ended June 30, 2005 and 2004.

The weighted average numbers of shares used calculate EPS reflect the additional shares issue from the merger acquisition on September 2004 retroactively starting January 1, 2003.

NOTE 8 - RETIREMENT BENEFIT PLANS

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. During 2002, the Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount of those benefits is made at 34% of monthly basic salaries of the current employees. For the six months ended June 30, 2005 and 2004, the Company made contributions in the amount of $22,252 and $1,387, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment of $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in LFIC issued to the LFIC Stockholders. The former Newstar owners agreed to extend this payment to June 30, 2006.

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

The Company has not granted warrants or options for the six months ended June 30, 2005 and for the year ended December 31, 2004 and 2003. The Company has no warrants or options outstanding as of June 30, 2005 and December 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking  statements.  You  should  not  place  undue  reliance  on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including: our good faith assumptions being incorrect, our ability to design and produce products accepted by customers, our business expenses being greater than anticipated due to competitive factors or unanticipated developments, changes in political and economic conditions in the People's Republic of China, our ability to retain management and key personnel, and our ability to meet our growth strategies and the raising of additional funds in connection therewith. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in this Report for our critical accounting policies. No significant changes in our critical accounting policies have occurred since December 31, 2004.

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

      OVERVIEW - ONGOING PROJECTS

      The table below provides information on the remaining size and estimated sales volume of our ongoing real estate development projects as of June 30 31, 2005.


-------------------------- ------------------- -----------------------
                                Remaining           Remaining
                               sales area          sales volume
       Name of project       (square meters)    (dollars thousands)
-------------------------- ------------------- -----------------------
    Xinxing Junjingyuan         19,689                     $ 7,788
-------------------------- ------------------- -----------------------
    Xinxing 24G                  6,686                       9,336
-------------------------- ------------------- -----------------------
    Xinxing Gangwan              3,209                       2,051
-------------------------- ------------------- -----------------------
    Other projects               1,284                         426
-------------------------- ------------------- -----------------------
            Total               30,868                      $19,601
-------------------------- ------------------- -----------------------


RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

      REVENUES. Revenues were $19,601,200 in the six-month period ended June 30, 2005, a decrease of 13.22% from $22,588,025 for the same period in 2004. For the six-month period ended June 30, 2005, we had revenues of $7.79 million for Xinxing Junjingyuan, $9.34 million for Xinxing 24G, $2.05 million for Xinxing Gangwan and $0.43 million for other projects. We recognize revenue when a sale is consummated, which only occurs when a project is completed. The decrease in sales compared to the same period last year was due to several new regulatory policies governing the real estate market issued by the Chinese government this year. For example, the People's Bank of China raised mortgage interest rates on March 16, 2005, thereby increasing the cost of acquiring a residence. In addition "The Notice of Stabilizing House Price" and "Further Strengthen the Macro Controlling on Real Estate Market" issued by the State Council on March 26, 2005 and April 27, 2005, respectively, negatively impacted our revenues because potential buyers are delaying purchases in anticipation of a decline in housing prices.

      COST OF SALES. The cost of sales consists of the cost of land development, construction and interior design and decoration. Cost of sales was $11,699,616 in the six-month period ended June 30, 2005, a decrease of 21.75% from $14,952,279 for the same period in 2004. As with revenue, we recognize cost of sales when a sale is consummated, which only occurs when a project is completed. The decrease in cost is due to the lower unit cost of units for Xinxing Junjingyuan and Xinxing 24G sold in this quarter.

      GROSS PROFIT. Gross profit was $7,901,584 in the six-month period ended June 30, 2005, an increase of 3.48% over $7,635,746 for the same period in 2004. The increase in gross profit is due to the drop of our cost of sales, particularly Xinxing 24G, which were all from businesses with perceived location advantages. The higher sales prices led to a higher gross profit. The gross profit of sales for the six-month period ended June 30, 2005 from Xinxing 24G was $4.83 million and $2.03 million from Xinxing Junjingyuan.

      NET INCOME. Net income was $4,513,766 in the six-month period ended June 30, 2005, an increase of 5.56% from $4,275,991 for the same period in 2004. The increase in net income is mainly due to the decrease in the cost of sales between the two periods.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses consist primarily of advertising cost for sales, management overhead and general office expenses. SG&A expenses were $1,091,529 in the six-month period ended June 30, 2005, an increase of 31.32% over $831,184 for the same period in 2004. SG&A expenses have increased since we became a U.S. publicly traded company in September 2004. The increased expenses are mainly due to legal, auditing and consulting expenses in connection with our public reporting company status and U.S. office. In addition, we incurred $280,000 in marketing expenses related to the Xinxing-24G project.

INCOME TAXES

      Provisions of $2,480,122 for taxes have been recorded for the six-month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, we had $206,820 of cash and cash equivalents and $(15,281,831) of working capital as compared to $199,956 and $(21,335,533), respectively, at December 31, 2004. We believe that we currently generate sufficient cash from operating activities to support our operations.

      Newstar is currently developing several projects which will require financing. First, in connection with our Xinxing Junjingyuan project, Newstar has entered into a Loan Agreement with Construction Bank. The Loan Agreement provides for a loan of RMB 35 million from Construction Bank to be applied to the construction investment of our Xinxing Junjingyuan project. The loan, funded on December 7, 2004, has a term of 30 months and bears a fixed monthly interest rate of 0.576%, calculated on a daily basis. The loan is subject to a fixed monthly interest rate of 1.152% if it is not used for the construction investment of the Xinxing Junjingyuan project and a fixed monthly interest rate of 0.864% on overdue amounts. We also have a second loan with Construction Bank for RMB 20 million on the same terms as the RMB 35 million loan described above. The loans are secured by the property of and work in progress on the Xinxing Junjingyuan project.

      As of June 30, 2005, we had invested approximately $27.6 million in the Xinxing Junjingyuan project. We have already invested $3.98 million in the Xinxing 24G project, and we will require approximately $7.50 million to finance our acquisition of Xinxing 24G . We will need approximately $2.2 million for the project of the Tangdu Machine Factory land. We believe that we will be able to obtain adequate funding sources to support these projects.

      With economic growth, the Chinese government has implemented new investment policies that allow for certain credit lines to finance real estate projects, allow certain enterprises to use their equity as collateral to finance projects and encourage companies to attract foreign capital. Land developers will have alternative ways of financing real estate development. We believe that we will be able to take advantage of some of these opportunities in the future. Additionally, our clients are increasingly financing their purchases through mortgages and installment payment plans with favorable low interest rates financed by banks, and are borrowing from the Chinese government's housing reserve funds.

OFF-BALANCE SHEET ARRANGEMENT

      We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

      We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

ITEM 6.  EXHIBITS.

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

                                  LANBO FINANCIAL GROUP, INC.
                                  (Registrant)

Date:  August 15, 2005            By:  /s/ Pingji Lu
                                     -------------------------------------------
                                     Name:  Pingji Lu
                                     Title: Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  August 15, 2005            By:  /s/ Yulong Wan
                                     -------------------------------------------
                                     Name:  Yulong Wan
                                     Title: Chief Financial Officer
                                           (Principal Financial Officer)