Form 10QSB/A
period 2005-06-30
LANBO FINANCIAL GROUP, INC.
filed 2005-09-02
CIK 1061819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1

                                       to

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

      There were 35,714,286 shares of the Company's common stock outstanding as of August 31, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                Explanatory Note

This Amendment No. 1 to the registrant's quarterly report on Form 10-QSB for the three months ended June 30, 2005 (i) amends Part I, Item 1, by replacing the numbers presented in the column for the three months ended June 30, 2004 in the consolidated statements of income and other comprehensive income for the three and six months ended June 30, 2005 and 2004 and (ii) amends Part I, Item 2, by replacing the first paragraph under the heading "Overview--Ongoing Projects." Except as noted above, no other changes are being made to the registrant's quarterly report on Form 10-QSB for the three months ended June 30, 2005.

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
                                                                                      ============    ===========


                              LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                    Three months ended              Six months ended
                                               ---------------------------   ---------------------------
                                                         June 30                       June 30
                                               ---------------------------   ---------------------------
                                                   2005           2004           2005          2004
                                               ------------   ------------   ------------   ------------
                                               (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                               ------------   ------------   ------------   ------------
GROSS REVENUES                                 $ 12,757,874   $ 16,061,068   $ 19,601,200   $ 22,588,025

COST OF SALES                                     7,993,715     11,359,476     11,699,616     14,952,279
                                               ------------   ------------   ------------   ------------
GROSS PROFIT                                      4,764,159      4,701,592      7,901,584      7,635,746
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        351,671        570,455      1,091,529        831,184
                                               ------------   ------------   ------------   ------------
INCOME FROM OPERATIONS                            4,412,488      4,131,137      6,810,055      6,804,562

OTHER INCOME, net of other expense                  616,240       (157,619)       183,833       (391,539)
                                               ------------   ------------   ------------   ------------
INCOME BEFORE PROVISION FOR INCOME TAXES          5,028,728      3,973,518      6,993,888      6,413,023

PROVISION FOR INCOME TAXES                        1,695,263      1,316,546      2,480,122      2,137,032
                                               ------------   ------------   ------------   ------------
NET INCOME                                        3,333,465      2,656,972      4,513,766      4,275,991

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment              --             --             --             --
                                               ------------   ------------   ------------   ------------
COMPREHENSIVE INCOME                           $  3,333,465   $  2,656,972   $  4,513,766   $  4,275,991
                                               ============   ============   ============   ============
BASIC AND DILUTED INCOME
    PER COMMON SHARE                                   0.09           0.14           0.13           0.22
                                               ============   ============   ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                    35,714,286     19,285,714     35,714,286     19,285,714
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

      OVERVIEW - ONGOING PROJECTS

      The table below provides information on the size and actual sales volume of our ongoing real estate development projects as of June 30, 2005.


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

            31.1  Certification of the Principal  Executive  Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification of the Principal  Financial  Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification of the Principal  Executive  Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification of the Principal  Financial  Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

NY436439.1
20639710001
08/31/2005                                               1



Lanbo - 10-QSB/A 2Q 2005


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LANBO FINANCIAL GROUP, INC.
                                  (Registrant)

Date: September 2, 2005           By: /s/ Pingji Lu
                                      ----------------------
                                  Name:  Pingji Lu
                                  Title: Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

Date: September 2, 2005           By: /s/ Yulong Wan
                                      -----------------------
                                  Name:  Yulong Wan
                                  Title: Chief Financial Officer
                                  (Principal Financial Officer)