Form 10QSB
period 2005-09-30
LANBO FINANCIAL GROUP, INC.
filed 2005-11-15
CIK 1061819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period ___________________ to _________________.

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

      There were 27,142,856 shares of the Company's common stock outstanding as of November 11, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I - FINANCIAL INFORMATION................................................3

         Item 1.  Condensed Financial Statements and Notes thereto............3

         Item 2.  Management's Discussion and Analysis or Plan of Operation...8

         Item 3.  Controls and Procedures.....................................21

PART II - OTHER INFORMATION...................................................21

         Item 1.  Legal Proceedings...........................................21

         Item 2.  Changes in Securities and Use of Proceeds...................21

         Item 3.  Defaults Upon Senior Securities.............................21

         Item 4.  Submission of Matters To a Vote of Security Holders.........21

         Item 5.  Other Information...........................................21

         Item 6.  Exhibits and Reports on Form 8-K............................21

PART I -          FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements and Notes thereto.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                            ASSETS
                                                                                        September 30       December 31,
                                                                                            2005               2004
                                                                                        ------------       ------------
                                                                                        (Unaudited)         (Audited)
                                                                                        ------------       ------------
CURRENT ASSETS:
    Cash                                                                                $  1,962,614       $    199,956
    Cash - restricted                                                                      1,745,672          1,508,376
    Accounts receivable, trade, net of allowance for doubtful
       accounts of $955,551 and $370,246 as of September 30, 2005 and
       December 31, 2004, respectively                                                    10,238,336          3,790,974
    Other receivables, net of allowance for doubtful accounts of $367,506
       and $1,090,852 as of September 30, 2005 and December 31, 2004, respectively         2,368,383             23,313
    Other receivables - related party                                                         14,987                 --
    Prepaid expense                                                                        9,243,634          5,952,638
                                                                                        ------------       ------------
       Total current assets                                                               25,573,626         11,475,257
                                                                                        ------------       ------------

REAL ESTATE HELD FOR DEVELOPMENT OR SALE                                                  28,107,428         27,571,614
                                                                                        ------------       ------------

PLANT AND EQUIPMENT, net                                                                   5,399,879          2,545,782
                                                                                        ------------       ------------

LONG-TERM INVESTMENT                                                                              --          2,598,430
                                                                                        ------------       ------------

OTHER ASSETS:
    Deferred charges - net                                                                        --                825
                                                                                        ------------       ------------
       Total other assets                                                                         --                825
                                                                                        ------------       ------------

          Total assets                                                                  $ 59,080,933       $ 44,191,908
                                                                                        ============       ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade                                                             $  1,997,910       $  5,789,210
    Advances from customers                                                                9,131,389          2,172,476
    Accrued liabilities                                                                      453,250          4,223,608
    Income taxes and other taxes payable                                                  12,091,717          6,930,841
    Other payables                                                                         3,880,865            190,655
    Other payables - related party                                                         5,893,289          5,881,000
    Short term loans payable - bank                                                        5,571,000          7,623,000
                                                                                        ------------       ------------
       Total current liabilities                                                          39,019,420         32,810,790
                                                                                        ------------       ------------

    Long term loans payable - bank                                                         6,809,000          4,235,000
                                                                                        ------------       ------------

             Total liabilities                                                            45,828,420         37,045,790
                                                                                        ------------       ------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
    Common stock, $0.001 par value, authorized 50,000,000 shares,
       35,714,286 shares issued and outstanding                                               35,715             35,715
    Paid-in-capital                                                                        8,634,109          8,634,109
    Statutory reserve                                                                      1,859,899          1,859,899
    Retained earnings                                                                      8,213,074          2,376,395
    Owner contribution receivable                                                         (5,760,000)        (5,760,000)
    Accumulated other comprehensive income                                                   269,716                 --
                                                                                        ------------       ------------
       Total shareholders' equity                                                         13,252,513          7,146,118
                                                                                        ------------       ------------
          Total liabilities and shareholders' equity                                    $ 59,080,933       $ 44,191,908
                                                                                        ============       ============


The accompanying notes are an integral part of this statement.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                          Three months ended                     Nine months ended
                                                     -------------------------------       ------------------------------
                                                             September 30                           September 30
                                                     -------------------------------       ------------------------------
                                                         2005               2004               2005              2004
                                                     ------------       ------------       ------------      ------------
                                                     (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                     ------------       ------------       ------------      ------------
GROSS REVENUES                                       $  8,838,676       $  3,615,649       $ 28,439,877      $ 26,203,674

COST OF SALES                                           5,869,712          3,424,167         17,569,327        18,376,446
                                                     ------------       ------------       ------------      ------------

GROSS PROFIT                                            2,968,964            191,482         10,870,550         7,827,228

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              881,443            314,909          1,972,972         1,146,093
                                                     ------------       ------------       ------------      ------------

INCOME (LOSS) FROM OPERATIONS                           2,087,521           (123,427)         8,897,578         6,681,135

REVERSE MERGER TRANSACTION EXPENSE                             --         (2,892,945)                --        (2,892,945)
OTHER INCOME (EXPENSES), net                              (30,801)           316,861            153,032           (74,678)
                                                     ------------       ------------       ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         2,056,720         (2,699,511)         9,050,610         3,713,512

PROVISION FOR INCOME TAXES                                733,809            (37,289)         3,213,931         2,099,743
                                                     ------------       ------------       ------------      ------------

NET INCOME (LOSS)                                       1,322,911         (2,662,222)         5,836,679         1,613,769

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment               269,716                 --            269,716                --
                                                     ------------       ------------       ------------      ------------
COMPREHENSIVE INCOME (LOSS)                          $  1,592,627       $ (2,662,222)      $  6,106,395      $  1,613,769
                                                     ============       ============       ============      ============

BASIC AND DILUTED INCOME (LOSS)
    PER COMMON SHARE                                 $       0.04       $      (0.14)      $       0.17      $       0.08
                                                     ============       ============       ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                          35,714,286         19,312,888         35,714,286        19,294,838
                                                     ============       ============       ============      ============

The accompanying notes are an integral part of this statement.

           LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                                      Number         Common        Paid in        Statutory      Retained
                                                     of shares        stock        capital        reserves       earnings
                                                   -------------  -------------  -------------  -------------  -------------
BALANCE, January 1, 2004, audited                     19,285,714  $      19,286  $   6,085,641  $     686,579  $   2,228,775

   Recapitalization as a result of merger              2,500,000          2,500            167
   Reverse merger expense payable in common stock

   Net Income                                                                                                      1,613,769
   Dividend distributed                                                                                           (3,204,549)

                                                   -------------  -------------  -------------  -------------  -------------
BALANCE, September 30, 2004, unaudited                21,785,714  $      21,786  $   6,085,808  $     686,579  $     637,995

   Net Income                                                                                                      2,911,720
   Recapitalization as a result of merger
   Stock issued for reverse merger expense            13,928,572         13,929      2,548,301
   Adjustment to statutory reserve                                                                  1,173,320     (1,173,320)

                                                   -------------  -------------  -------------  -------------  -------------
BALANCE, December 31, 2004, audited                   35,714,286  $      35,715  $   8,634,109  $   1,859,899  $   2,376,395

   Net Income                                                                                                      5,836,679
   Foreign currency translation adjustments

                                                   -------------  -------------  -------------  -------------  -------------
BALANCE, September 30, 2005, unaudited                35,714,286  $      35,715  $   8,634,109  $   1,859,899  $   8,213,074
                                                   =============  =============  =============  =============  =============

                                                                                          Accumulated
                                                       Owner         Reverse merger           other
                                                   contribution     expenses payable      comprehensive
                                                    receivable       in common stock         income         Totals
                                                   -------------      -------------       -------------  -------------
BALANCE, January 1, 2004, audited                  $  (5,760,000)     $                   $              $   3,260,281

   Recapitalization as a result of merger                                                                        2,667
   Reverse merger expense payable in common stock                         2,534,345                          2,534,345

   Net Income                                                                                                1,613,769
   Dividend distributed                                                                                     (3,204,549)

                                                   -------------      -------------       -------------  -------------
BALANCE, September 30, 2004, unaudited             $  (5,760,000)     $   2,534,345       $          --  $   4,206,513

   Net Income                                                                                                2,911,720
   Recapitalization as a result of merger                                                                           --
   Stock issued for reverse merger expense                               (2,534,345)                            27,885
   Adjustment to statutory reserve

                                                   -------------      -------------       -------------  -------------
BALANCE, December 31, 2004, audited                $  (5,760,000)     $          --       $          --  $   7,146,118

   Net Income                                                                                                5,836,679
   Foreign currency translation adjustments                                                     269,716        269,716

                                                   -------------      -------------       -------------  -------------
BALANCE, September 30, 2005, unaudited             $  (5,760,000)     $          --       $     269,716  $  13,252,513
                                                   =============      =============       =============  =============

                         LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                          2005           2004
                                                                      -----------    -----------
                                                                      (Unaudited)    (Unaudited)
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 5,836,679    $ 1,613,769
    Adjustments to reconcile net income to cash
      provided by operating activities:
        Reverse merger transaction expense                                     --      2,534,345
        Depreciation                                                      159,879        127,568
        Gain on sale of investment                                       (192,134)            --
      (Increase) decrease in assets:
        Change in restricted cash                                        (237,296)       (18,599)
        Accounts receivable - trade                                    (6,447,362)    (3,451,614)
        Other receivables                                              (1,861,070)     1,547,144
        Other receivables - related party                                 (14,987)       466,247
        Inventories                                                      (535,814)       833,563
        Employee advances                                                      --         36,945
        Prepaid expense                                                (3,290,996)    (2,664,199)
        Deferred charges                                                      825         (1,576)
      Increase (decrease) in liabilities:
        Accounts payable                                               (3,791,300)     1,520,662
        Advances from customers                                         6,958,913      3,158,644
        Accrued liabilities                                            (3,770,358)            --
        Income taxes and other taxes payable                            5,160,876      2,879,146
        Other payables                                                  3,032,758         37,624
        Other payables - related parties                                   12,289        121,000
                                                                      -----------    -----------
         Net cash provided by operating activities                      1,020,902      8,740,669
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and automobiles                                 (49,960)    (1,345,182)
                                                                      -----------    -----------
         Net cash used in investing activities                            (49,960)    (1,345,182)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend distribution                                                      --     (3,204,549)
    Proceeds from owners contribution receivable                               --      1,080,000
    Cash received through merger                                               --          5,977
    Payments on short term loan                                        (2,052,000)    (4,235,000)
    Borrowing on long term notes payable                                2,574,000             --
                                                                      -----------    -----------
         Net cash provided by (used in) financing activities              522,000     (6,353,572)
                                                                      -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   269,716             --
                                                                      -----------    -----------

INCREASE  IN CASH                                                       1,762,658      1,041,915

CASH, beginning of period                                                 199,956        476,355
                                                                      -----------    -----------

CASH, end of period                                                   $ 1,962,614    $ 1,518,270
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Accounts payable and accrued liabilities assumed through merger   $        --    $     3,310
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

On September 29, 2004, Lanbo entered a Share Exchange Agreement ("Exchange Agreement") with Lanbo Financial Investment Company Group Limited ("LFIC"), all of the stockholders of LFIC ("LFIC Stockholders"), and Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"). Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of LFIC in exchange for the Company's issuance to LFIC Stockholders of 19,285,714 shares of the Company's common stock.

The purchase of LFIC and the issuance of Lanbo common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

LFIC was incorporated on September 24, 2003 in the territory of the British Virgin Islands. The authorized capital of the Company is $10,800,000 and 10,800,000 registered shares with a par value of $1.00 per share. The Company is an investment holding company and does not have any activities other than some general administrative expenses. As of September 30, 2005, LFIC through its wholly owned subsidiary, Xian New Star Real Estate Development Co.,Ltd. ("Newstar"), principally engaged in the construction, development, and sale of residential units in the People's Republic of China ("PRC").

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

On September 16, 2003, LFIC, a non-operating investment holding company, acquired a 100% interest in Newstar for $6,840,000 (RMB 56,505,430). In accordance with laws governing foreign acquisitions of a Chinese registered limited liability company, there were two payment terms for this purchase. The first payment was equal to at least 15% of the total purchase price of Newstar and was paid on December 31, 2003. The second payment of the remaining balance was due on December 31, 2004. The Company obtained the approval of the Foreign Trade and Economic Cooperation Commission of Xi'an City on December 22, 2003. The business term is 50 years starting on December 24, 2003. Newstar's registered capital is $6,050,000 (RMB 50,000,000) and the total investment is approximately $6,840,000 (RMB 56,505,430). The first payment of $1,080,000 was made on December 30, 2003 from LFIC to Newstar. This payment was made in accordance with the requirements of the acquisition; the funds have disbursed to the previous stockholders of Newstar as of September 30, 2005.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Background, (continued)

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment of $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in Lanbo issued to the LFIC Stockholders pursuant to the Exchange Agreement. The former owners of Newstar extended this payment to June 30, 2006.

The purchase of Newstar and the issuance of LFIC common stock has been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or other intangible assets are recorded.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of the Company reflect the activities of its 100% owned subsidiary, LFIC, and LFIC's 100% owned subsidiary, Newstar. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred during 1999 due to common management and ownership. The consolidated financial statements generally reflect only the activities of Newstar at its historical cost since the parent company, LFIC had no activities for the years ended December 31, 2002 and 2001. The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to 2005 presentation.

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

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Real estate held for development and sale, (continued)

The following summarizes the components of real estate inventory at September 30, 2005 and December 31, 2004:

                                                September 30,      December 31,
                                                     2005              2004
                                                 -----------       -----------
                                                 (Unaudited)        (Audited)
                                                 -----------       -----------
XingXing Litu Ming Yuan                          $   142,923       $   146,926
XingXing Ming Yuan                                        --            45,133
XingXing Home In                                     622,819         2,000,413
XingXing Gang Wen                                  2,268,299         2,755,720
Xinxing 24G                                          638,659                --
                                                                   -----------
XingXing JunJin Yuan                               6,282,782        16,722,369
                                                 -----------       -----------

Real estate held for sale and rent                 9,955,482        21,670,561
                                                 -----------       -----------

XingXing JunJin Yuan                               7,554,178         2,371,571
TownDu Machine Manufacture                         3,608,895         3,529,482
Xinxing 24G                                        6,988,873                --
                                                 -----------       -----------

Real estate under construction                    18,151,946         5,901,053
                                                 -----------       -----------

Total                                            $28,107,428       $27,571,614
                                                 ===========       ===========

The Company capitalizes interest, which is expensed as housing units and building lots are sold. For the nine months ended September 30, 2005 and 2004, interest incurred and capitalized by the Company was $823,104 and $542,129 respectively. Capitalized interest expensed for the same periods was $368,787 and $119,728, respectively.

Management evaluates the recoverability of its real estate inventories using several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company has not recognized any impairment loss of real estate inventories for the nine months ended September 30, 2005 and 2004.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity and amounted to $269,716 and $0 as of September 30, 2005 and December 31, 2004, respectively. The balance sheet amounts with the exception of equity at September 30, 2005 were translated at 8.07 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Foreign currency translation, (continued)

rate. The average translation rate of 8.22 RMB for the nine months ended September 30, 2005 was applied to income statement accounts.

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

Plant and equipment, net

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $159,879 and $127,568, respectively. Estimated useful lives of the assets are as follows:

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

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Plant and equipment, net (continued)

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds projected future cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment loss was recognized for the nine months ended September 30, 2005 and 2004.

Plant and equipment consist of the following at September 30, 2005 and December 31, 2004:

                                                 September 30,      December 31,
                                                      2005              2004
                                                  -----------       -----------
                                                  (Unaudited)        (Audited)
                                                  -----------       -----------
Buildings and improvements                        $ 6,240,529       $ 3,253,916
Machinery and equipment                               101,738            99,436
Transportation equipment                              166,019           156,667
Furniture and fixture                                  84,308            89,477
                                                  -----------       -----------
       Totals                                       6,592,594         3,599,496
Accumulated depreciation                             (881,719)         (749,751)
Reserve for impaired assets                          (310,996)         (303,963)
                                                  -----------       -----------
       Property and equipment, net                $ 5,399,879       $ 2,545,782
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

Accounts receivable consist of the following at September 30, 2005 and December 31, 2004:

                                               September 30,        December 31,
                                                    2005                2004
                                               ------------         -----------
                                               (Unaudited)           (Audited)
                                               ------------         -----------
Accounts receivable                            $ 11,193,887         $ 4,161,220
  Allowance for bad debts                          (955,551)           (370,246)
                                               ------------         -----------
Accounts receivable, net                       $ 10,238,336         $ 3,790,974
                                               ============         ===========

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals with which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature.

Other receivables are reviewed annually as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than one year old. As of September 30, 2005 and December 31, 2004, the Company has established an allowance for doubtful accounts of $367,506 and $1,090,852, respectively.

Prepaid expenses

Prepaid expenses consist of balances paid to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC.

Long term investment

During the year 2003, Newstar made the following investments. In accordance with Accounting Research Bulletin 51, as amended, the Company has accounted for these two investments based on the equity method due to control not resting with the Company and governmentally imposed uncertainties which cast significant doubt on the Company's ability to control the subsidiary. During 2004, the Company began to transfer the ownership; however, due to restrictions imposed by the Chinese government and approvals required from former employees, control of the investments does not rest with the Company. According to a resolution of the board of directors of Newstar dated May 10, 2004, Newstar will transfer its whole equity capital in the above two investment companies in the near future. On December 26, 2004 the board of directors reevaluated and confirmed its decision.

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

                                                           December 31,                        June 21,
        Investee             Initial Cost    Ownership        2004            (Loss)             2005
--------------------------   ------------    ---------     ----------        --------         ----------
Xian Xin Da Di Science
   Development Ltd.           $2,299,000        95%        $2,107,940        $ (3,460)        $2,104,480

Xian Xin Li Moca
   Material Ltd                  484,000        80%           490,490         (15,255)           475,235
                              ----------                   ----------        --------         ----------
Totals                        $2,783,000                   $2,598,430        $(18,715)        $2,579,715
                              ==========                   ==========        ========         ==========

Shanxi XinXing Construction Company has transferred a building at an agreed upon value (90% of appraised value) amounting to $2,841,942 to Newstar as payment for acquiring the above

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Long term investment, (continued)

investments. The agreed upon value of the building exceeded the purchase price by $663,942, this amount has been reflected as a payable to Shanxi XinXing Construction Company on the accompanying balance sheet.

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at September 30, 2005 and December 31, 2004 amounted to $1,778,611 and $100,309 , respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Cash-restricted

The Company, through its bank agreements, is required to maintain certain amounts which buyers have deposited with the Company which allows the buyers to obtain mortgage loans from the bank. These balances are subject to withdrawal restrictions totaling $1,745,672 and $1,508,376, as of September 30, 2005 and December 31, 2004, respectively.

Financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2005 and 2004.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

The charge for taxation is based on the results for the year as adjusted for items, which are non- assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

The provision for income taxes at September 30 consisted of the following:

                                                      2005              2004
                                                   ----------        ----------
Provision for China income and local tax           $3,213,931        $2,099,743
Deferred taxes                                             --                --
                                                   ----------        ----------
       Total provision for income taxes            $3,213,931        $2,099,743
                                                   ==========        ==========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at September 30:

                                                        2005             2004
                                                       ------           ------
U.S. statutory rates                                     34.0%            34.0%
Foreign income not recognized in USA                    (34.0)           (34.0)
China income taxes                                       33.0             33.0
                                                       ------           ------
       Total                                             33.0%            33.0%
                                                       ======           ======

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Advances from customers

Advances from customers consist of amounts paid to the Company for the sale of residential units in the PRC. In the PRC, the customer will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized in accordance with Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". As of September 30, 2005 and December 31, 2004, the Company has advance payments from customer which amounted to $9,131,389 and $2,172,476, respectively.

Other payables

Other payables consist of payables due to vendors for various expenses or materials purchased for projects and cash advances from unrelated companies, individuals and employees which are unsecured and are both interest and non-interest bearing and generally are short term in nature. Other payables amounted to $3,880,865 and $190,655 as of September 30, 2005 and December 31, 2004, respectively.

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations for the three months and nine months ended Sept. 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $172,039 and $81,070 for the nine months ended September 30, 2005 and 2004, respectively. Interest paid for the nine months ended September 30, 2005 and 2004 amounted to $1,172,662 and $542,129, respectively.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Supplemental disclosure of cash flow information, (continued)

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

Note 5 - Short-term loans payable - bank

Short term loans payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term loans payable at September 30, 2005 and December 31, 2004, consisted of the following:

                                                    September 30,   December 31
                                                        2005           2004
                                                     ----------     ----------
                                                     (Unaudited)     (Audited)
                                                     ----------     ----------
Commercial Bank Weilai Branch
       due July 26, 2006  monthly interest
       at 0.7905%, guaranteed by the Company
       Xing Xing Mansion and Ming Yuan Projects      $5,571,000     $5,445,000

Commercial Bank Weilai Branch
       due January 16, 2005 monthly interest
       at 0.59474%, guaranteed by the Company
       Xing Xing Home In Project                             --      2,178,000
                                                     ----------     ----------
          Total                                      $5,571,000     $7,623,000
                                                     ==========     ==========

Note 6 - Long-term loans payable - bank

Long term debt at September 30, 2005 and December 31, 2004, consisted of the following:

                                                     September      December 31
                                                        2005           2004
                                                     ----------     ----------
                                                     (Unaudited)     (Audited)
                                                     ----------     ----------
Construction Bank Zhuque Road Branch
       Due May 25, 2007, monthly interest
       at 0.5758%, guaranteed by the Company
       Xing Xing JunJin Yuan Project                 $4,333,000     $4,235,000

Construction Bank Zhuque Road Branch
       Due July 6, 2007, monthly interest
       at 0.576%, guaranteed by the Company
       Xing Xing JunJin Yuan Project                  2,476,000             --
                                                     ----------     ----------
          Total                                      $6,809,000     $4,235,000
                                                     ==========     ==========

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term loans payable - bank, (continued)

As of September 30, 2005, principal payments on long term debt are as follows:

                  2005                                $       --
                  2006                                        --
                  2007                                 6,809,000
                                                      ----------
                                                      $6,809,000
                                                      ==========

Total interest expense on all bank debt for the nine months ending September 30, 2005 and 2004 amounted to $1,172,662 and $542,129, respectively.

Note 7 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the three months and nine months ended September 30, 2005 and 2004.

The weighted average numbers of shares used calculate EPS reflect the additional shares issue from the merger acquisition on September 2004 retroactively starting January 1, 2003.

Note 8 - Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. During 2002, the Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount of those benefits is made at 34% of monthly basic salaries of the current employees. For the nine months ended September 30, 2005 and 2004, the Company made contributions in the amount of $33,378 and $3,308 respectively.

Note 9 - Related party transactions and contingencies

During November 2003, LFIC issued 6,840,000 shares of common stock to the identical owners of Newstar in consideration of a promissory note payable from the former Newstar owners totaling $6,840,000 with a first payment equal to at least 15% of the total promissory note payable on December 31, 2003 and the second payment of the remaining balance payable on December 31, 2004. As a result of this transaction, the former owners of Newstar exercised control over LFIC. The initial payment of $1,080,000 was made during November 2003. The remaining balance of $5,760,000 was due on December 31, 2004 and is secured by a pledge of the common stock in Lanbo issued to the LFIC Stockholders pursuant to the Exchange Agreement. The former Newstar owners agreed to extend this payment to June 30, 2006.

Note 10 - Shareholders' equity

On September 29, 2004, Lanbo entered the Exchange Agreement with LFIC, LFIC Stockholders, and the KRM Fund. Under the Exchange Agreement, the Company acquired all of the outstanding capital stock of LFIC in exchange for the Company's issuance to LFIC Stockholders of 19,285,714 shares of the Company's common stock.

                  LANBO FINANCIAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Shareholders' equity, (continued)

During 2003, the Company entered agreements with certain individuals to render services in connection with a reverse merger transaction and obtaining a public company listing in the United States. On September 27, 2004, these agreements were terminated and replaced by a single agreement to render services in connection with a reverse merger transaction, obtaining a public company listing in the United States, assistance with obtaining capital, and assistance with potential future acquisition targets. Pursuant to the agreement, LFIC agreed to pay a consultant fee totaling $193,600, a commission fee of 2% of total funds raised by LFIC and 39% equity interest in the United States public company. For the year ended December 31, 2004, the Company has recognized this expense as a reverse merger transaction expense.

In connection with the Exchange Agreement, the Company also entered a financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by the Company for its advisory services rendered to the Company in connection with this transaction. The transaction advisory fee is $150,000. The financial advisory agreement also appoints Keating Securities as the Company's exclusive placement agent for private and public offerings of the Company's securities during the one year period following the closing of the Exchange Agreement. As of December 31, 2004, the Company has accrued expenses of $115,000 related to this agreement. For the year ended December 31, 2004, the Company has recognized this expense as a reverse merger transaction expense. The financial advisory agreement was terminated as of August 15, 2005.

Based on the Exchange Agreement, the Company agreed to issue an additional 13,928,572 shares of the Company's common stock to various individuals and entities (the "New Stockholders") that have provided consulting, legal and advisory services to LFIC in connection with the merger. The Company has determined the value of these shares to be equal to the book value of the net value of the Company at the date of the Exchange Agreement, which was approximately $0.18 per share. During November 2004, the Company issued these shares in accordance with the agreement. As of December 31, 2004, the Company has recognized a reverse merger transaction expense of $2,534,345. On September 19, 2005, the Company's Board of Directors approved the transfer to the Company of 8,571,430 shares held by the New Stockholders to reflect a reduction in the consulting services being provided.

The Company has not granted warrants or options for the nine months ended September 30, 2005 and for the year ended December 31, 2004 and 2003. The Company has no warrants or options outstanding as of September 30, 2005 and December 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including: our good faith assumptions being incorrect, our ability to design and produce products accepted by customers, our business expenses being greater than anticipated due to competitive factors or unanticipated developments, changes in political and economic conditions in the People's Republic of China, our ability to retain management and key personnel, our ability to meet our growth strategies, including the acquisition of businesses and raising of additional funds in connection therewith. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date here of, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. See "Summary of Significant Accounting Policies" in Note 2 to the Consolidated Financial Statements included in this report for our critical accounting policies. No significant changes in our critical accounting policies have occurred since December 31, 2004.

Background

Lanbo Financial Group, Inc. ("Lanbo," "we," "our" or "us"), through its wholly owned subsidiary New Star Real Estate Development Co. ("Newstar"), is principally engaged in the construction, development and sale of residential real estate units in the People's Republic of China (the "PRC" or "China"). Newstar originally operated as a state-owned enterprise, during which time it completed a number of significant real estate development and construction projects in Xi'an, including the Xinxing Great Wall Building, Xinxing Residential Community, Xinxing Mansion and Xinxing Merchants Square. Newstar has a leading position in the regional Xi'an real estate market, and we intend to continue investing in the Xi'an market, as well as neighboring areas.

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

Overview - Ongoing Projects

The table below provides information on the size and actual sales volume of our ongoing real estate development projects for the nine months ended September 30, 2005.


                                         Sales area         Sales volume
         Name of project              (square meters)      (in thousands)
  ----------------------------        ---------------     ---------------
    Xinxing JunjingYuan                 43,643               $16,232
    Xinxing 24G                          6,191                 9,624
    Xinxing Gangwan                      3,471                 2,083
    Other projects                       1,732                   501
                                        ------               -------
             Total                      55,037               $28,440

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2005 and September 30, 2004.

Revenues. Revenues were $8.8 million and $28.4 million in the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $3.6 million and $26.2 million for the same periods in 2004, respectively, an increase of 144.5% and 8.5%, respectively. We recognize revenue when a sale is consummated, which only occurs when a project is completed. For the nine-month period ended September 30, 2005, we had revenues of $16.2 million for Xinxing JunjingYuan, $9.6 million for Xinxing-24G, $2.1 million for Xinxing Gangwan and $0.5 million for other projects.

The increase in sales for the three and nine-month periods ended September 30, 2005 compared to the same periods last year, was due to an increase in our sales in our Xingxing JunjingYuan and Xinxing-24G projects. This increase in sales was, however, lower than we expected due to several new regulatory policies governing the real estate market issued by the Chinese government this year. For example, the People's Bank of China raised mortgage interest rates on March 16, 2005, thereby increasing the cost of acquiring a residence. In addition, "The Notice of Stabilizing House Price" and "Further Strengthen the Macro Controlling on Real Estate Market" issued by the State Council on March 26, 2005 and April 27, 2005, respectively, negatively impacted our revenues because potential buyers, whose expectations of housing prices were affected by these reports, are delaying purchases in anticipation of a decline in housing prices.

Cost of sales. The cost of sales consists of the cost of land development, construction and interior design and decoration. Cost of sales was $5.9 million and $17.6 million in the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $3.4 million $18.4 million for the same periods in 2004, respectively, an increase of 71.4% and a decrease of 4.4%, respectively. As with revenue, we recognize cost of sales when a sale is consummated, which only occur when a project is completed. Our cost of sales increased for the three months ended September 30, 2005 as compared to the same period for 2004 because we experienced a significant increase in sales during the third quarter in 2005.

Cost of sales as a percentage of revenues was 66.4% for the three months ended September 30, 2005 and 61.8% for the nine months ended September 30, 2005, as compared to 94.7% and 70.1% for the same periods in 2004, respectively. The decrease for the nine month period ended September 30, 2005, as compared to the same period in 2004, is due to lower unit costs for the Xinxing JunjingYuan and Xinxing-24G units sold in 2005 as compared to the units that were sold in 2004. We have improved cost controls on our units for these projects.

Gross profit. Gross profit was $3.0 million and $10.9 million in the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $0.2 million and $7.8 million for the same periods in 2004, respectively, an increase of 1,450.5% and 38.9%, respectively. The increase in the third quarter of 2005 of gross profit is primarily due to an increase of sales of units, together with higher prices and lower cost of sales for the units sold in the Xinxing-24G project as compared to units sold for our projects in 2004. The Xinxing JunjingYuan and Xingxing 24G projects are in a better location, and we have improved cost controls on our units for those projects. The gross profit of sales for the nine-month period ended September 30, 2005 from Xinxing-24G was $4.95 million and $4.33 million from Xinxing-JunjingYuan.

Net income (loss). Net income (loss) was $1.3 million and $5.8 million in the three-month and nine-month periods ended September 30, 2005, respectively, as compared to net loss of $2.7 million and net income of $1.6 million for the same periods in 2004, respectively, an increase in income by $4.0 million and an increase of 262.7%, respectively. The increase in net income is mainly due to an increase in revenues with a decrease in cost of sales as a percentage of revenues for the 2005 periods as compared to the same periods in 2004 and a one time charge of $2.9 million incurred for reverse merger transaction expenses in 2004, offset by an increase in 2005 for general expenses relating to the ongoing requirements of being a U.S. publicly company.

Selling, general and administrative expenses. SG&A expenses consist primarily of advertising cost for sales, management overhead and general office expenses. SG&A expenses were $0.9 million and $2.0 million in the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $0.3 million and $1.1 million for the same periods in 2004, respectively, an increase of 178.0% and 72.1%, respectively. SG&A expenses have increased since we became a U.S. public company in September 2004. Expenses that increased were legal, auditing and consulting expenses in connection with our public reporting company status. In addition, we have increased our marketing expenses, including incurring approximately $0.3 million in marketing expenses related to the Xinxing-24G project during the third quarter of 2005.

Other Comprehensive income. Other comprehensive income consists primarily of foreign currency translation adjustment as fluctuation of local currency exchange rate. Foreign currency translation adjustments were $269,716 and $0 as of September 30, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

As of September 30, 2005, we had $1,962,614 of cash and cash equivalents and $ (13,445,794) of working capital as compared to $199,956 and $(21,335,533), respectively, at December 31, 2004. Our negative working capital is largely attributable to our real estate holdings being classified as a long-term asset. We believe that we currently generate sufficient cash from operating activities to support our operations.

We typically generate positive cash flow from operations due to favorable gross margins. Net cash provided by operating activities decreased to $1.1 million for the nine months ended September 30, 2005, a decrease of 87.3%, compared to $8.7 million for the same period in 2004. The decrease primarily reflects an increase in accounts, other receivables and prepaid expenses which was offset by an increase in other payables and taxes payable.

Cash flow used in investing activities decreased to $49,960 for the nine months ended September 30, 2005 from $1.3 million for the same period in 2004, a 62.8% decrease. This was a direct result of our company purchasing less equipment in the nine months ended September 30, 2005 as compared to the same period in 2004.

Cash flows provided from financing activities was $0.5 million for the nine months ended September 30, 2005, as compared to cash flow used in financing activities of $6.3 million for the same period in 2004. This increase in cash flow was due to dividends of $3.2 million and payments on short term loans of $4.2 million, which substantially decreased in 2005. We also borrowed $2.6 million on long term notes payable during the nine months ended September 30, 2005.

As a result the Company generated an increase in cash for the period ending September 30, 2005 of $1.7 million as compared to $1.0 million for the same period in 2004.

Our accounts receivable, net of allowance for doubtful accounts, were $10,238,336 as of September 30, 2005, as compared to $3,790,974 as of December 31, 2004. The increase in accounts receivable has negatively affected our cash flow. Cash collections in 2004 were significantly better than in 2005. Bank financing in 2005 is more difficult to obtain by the individual buyer, and our company has to carry the receivable for a longer period of time before they are paid off by the bank. Additionally, our customer accounts receivable have increased as our revenue increases. Management believes that this is a normal situation for the industry which is also affecting our competitors. We will attempt to control the accounts receivable within a reasonable range and are currently adopting measures to help decrease the accounts receivable for the future. Management believes that it has taken adequate reserves for our accounts receivable.

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

In 2003, Newstar and its former stockholders undertook a series of transactions whereby Newstar became a wholly owned subsidiary of LFIC and the former Newstar stockholders became the stockholders of LFIC. In 2004, the LFIC Stockholders completed a transaction pursuant to the Exchange Agreement whereby LFIC became a wholly owned subsidiary of Lanbo and the LFIC Stockholders were issued shares in Lanbo in exchange for their LFIC shares. Under Chinese law, as of September 30, 2005, $5,760,000 is required to be paid by LFIC to Newstar to complete the capitalization validation process in connection with the privatization of Newstar, formerly a state-owned enterprise. Such amount paid into Newstar would be disbursed to the former stockholders of Newstar (who are the LFIC Stockholders). As of September 30, 2005, the LFIC Stockholders have a balance of $5,760,000 due to LFIC, secured by a pledge of the common stock in Lanbo issued to the LFIC Stockholders pursuant to the Exchange Agreement. The Chinese government has approved an extension to June 30, 2006 of the due date for completing the capitalization validation process. Management believes that over time, extensions from the Chinese government will be more difficult to obtain. According to the equity transfer contract between Newstar and LFIC issued on Sep 10, 2003, failure to complete the capitalization validation of Newstar on time would terminate the acquisition. We are currently considering our options for completing the capital validation process of Newstar. We anticipate that we will need to raise funds to complete this process.

Newstar is currently developing several projects, which will require financing. First, in connection with our Xinxing JunjingYuan project, Newstar has entered in a Loan Agreement with Construction Bank. The Loan Agreement provides for a loan of RMB 35.0 million from Construction Bank to be applied to the construction investment of our Xinxing JunjingYuan project. The loan was funded on December 7, 2004, has a term of 30 months, and bears a fixed monthly interest rate of 0.576%, calculated on a daily basis. The loan is subject to a fixed monthly interest rate of 1.152% if it is not used for the construction investment of the Xinxing JunjingYuan project and a fixed monthly interest rate of 0.864% on overdue amounts. We also have a second loan with Construction Bank for RMB 20.0 million on the same terms as the RMB 35.0 million loans described above. The loans are secured by the property of and work in progress on the Xinxing JunjingYuan project. We anticipate repaying these loans with the profits generated by sales of units in the Xinxing JunjingYuan project and other projects.

As of September 30, 2005, we had invested approximately $25.5 million in the Xinxing JunjingYuan project. We have already invested $5.9 million in the Xinxing-24G project. We require approximately $5.5 million to complete payment on the approximately 25% remaining on the purchase price for Xinxing-24G, which we expect to generate through profits on sales of units for the project. We will need approximately $2.2 million for the project of the Tangdu Machine Factory land. We expect to finance this through Chinese financial banks.

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

Two reports, "The Notice of Stabilizing House Price" and "Further Strengthen the Macro Controlling on Real Estate Market," were issued by the Chinese State Council on May 9, 2005 and April 27, 2005. It was considered that, based on these reports, potential buyers would delay purchases in anticipation of a decline in housing prices. Housing prices in China, however, have continued to increase, according to the house price report of the National Development and Reform Commission issued on November 8, 2005. Management believes that the increase in housing prices reflects an increase in buyers.

Off-Balance Sheet Arrangement

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not presently involved in litigation that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operation or liquidity.

Item 2. Changes in Securities and Use of Proceeds.

      Not applicable.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters To a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

            10.1 Stock Transfer Agreement, dated July 22, 2005, by and among the Company and stockholders of the Company named therein.

            31.1  Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LANBO FINANCIAL GROUP, INC.
                               (Registrant)


Date:  November 14, 2005          By:               /s/ Pingji Lu
                                        ----------------------------------------
                                  Name:  Pingji Lu
                                  Title: Chairman and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  November 14, 2005          By:               /s/ Yulong Wan
                                        ----------------------------------------
                                  Name:  Yulong Wan
                                  Title:    Chief Financial Officer
                                  (Principal Financial Officer)